Form 10QSB
period 2006-08-31
Green Gold Inc.
filed 2007-01-16
CIK 1367387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended August 31, 2006.

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __ to __

                        Commission File Number: 000-52319

                                 GREEN GOLD INC.
                 (Name of small business issuer in its charter)

         Nevada                                             20-5086877
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

            115 West 7th Street, Suite 1415, Fort Worth, Texas 76102
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number (817) 980-8079

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 31, 2006 the following shares of common were outstanding: Common Stock, $0.001 par value, 10,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):
                                 Yes [ ] No [X]

Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended August 31, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                 GREEN GOLD INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                          Quarter Ended August 31, 2006



                                    CONTENTS


         Balance Sheet                                               3
         Statements of Operations and Deficit                        4
         Statement of Stockholders' Equity                           5
         Statements of Cash Flows                                    6
         Notes to Financial Statements                               7

                                 GREEN GOLD INC.
                        (a Development Stage Enterprise)
                                  BALANCE SHEET
                              As of August 31, 2006
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS

           Cash                                                        $   --
                                                                       --------

                            Total Current Assets                           --
                                                                       --------

TOTAL ASSETS                                                           $   --
                                                                       ========


                       LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES

           Accounts payable and accrued expenses                       $  4,305
                                                                       --------

                            Total Current Liabilities                     4,305
                                                                       --------

TOTAL LIABILITIES                                                         4,305
                                                                       --------

STOCKHOLDERS' EQUITY

           Common stock: $0.001 par value
           75,000,000 shares authorized: 10,000,000
           shares issued and outstanding                                 10,000
           Deficit accumulated during the development stage             (14,305)
                                                                       --------

                            Total Stockholders' Equity                   (4,305)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   --
                                                                       ========



   The accompanying notes are an integral part of these financial statements.


                                    GREEN GOLD INC.
                           (a Development Stage Enterprise)
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                                            Inception
                                                      Three Months      February 3, 2006
                                                         ended               through
                                                    August 31, 2006      August 31, 2006
                                                    ---------------      ---------------
REVENUES                                              $       --          $       --

EXPENSES

           General & Administrative Expenses                 3,550              14,305
                                                      ------------        ------------

NET (LOSS)                                            $     (3,550)       $    (14,305)
                                                      ============        ============


Basic (Loss) per Share                                $      (0.00)
                                                      ============


Weighted Average Number of Shares
Outstanding                                             10,000,000
                                                      ============




      The accompanying notes are an integral part of these financial statements.


                                 GREEN GOLD INC.
                        (a Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                          Additional
                                      Common Stock         Paid-In    Accumulated
                                  Shares       Amount      Capital      Deficit
                                ----------   ----------   ----------   ----------
February 3, 2006 (Inception)


Shares issued for cash,
$0.001 per share                10,000,000   $   10,000   $     --     $     --

Net Loss for the period from
inception on February 3, 2006
through May 31, 2006                  --           --           --        (10,755)
                                ----------   ----------   ----------   ----------

Balance May 31, 2006            10,000,000       10,000         --        (10,755)

Net loss for the three
months ended
August 31, 2006                       --           --           --         (3,550)
                                ----------   ----------   ----------   ----------

Balance August 31, 2006         10,000,000   $   10,000   $     --     $  (14,305)
                                ==========   ==========   ==========   ==========





   The accompanying notes are an integral part of these financial statements.


                                         GREEN GOLD INC.
                                (a Development Stage Enterprise)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                                    Inception
                                                               Three Months     February 3, 2006
                                                                   ended             through
                                                              August 31, 2006    August 31, 2006
                                                              ---------------    ---------------

NET (LOSS)                                                       $ (3,550)          $(14,305)

           Adjustments to net loss:
              Common stock issued for services                       --                 --
           Changes in operating assets and liabilities
               Increase in accounts payable and
                    accrued expenses                                3,550              4,305
                                                                 --------           --------


           Net Cash Provided (Used)
              by Operating Activities                                --              (10,000)
                                                                 --------           --------

CASH FROM INVESTING ACTIVITIES                                       --                 --
                                                                 --------           --------

CASH FROM FINANCING ACTIVITIES

           Common stock issued for cash                              --               10,000
                                                                 --------           --------

           Net Cash Provided (Used)
              by Financing Activities                                --               10,000
                                                                 --------           --------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                 --                 --

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                  --                 --
                                                                 --------           --------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                    $   --             $   --
                                                                 ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION
           Cash paid for:
              Interest                                           $   --             $   --
              Income taxes                                       $   --             $   --



         The accompanying notes are an integral part of these financial statements.

                                             6

                                 GREEN GOLD INC.
                        (a Development Stage Enterprise)
                          Notes to Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2006 audited financial statements. The results of operations for the period ended August 31, 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company may include raising additional monies through sales of our equity securities or through loans from banks or third parties or obtaining capital from management and significant shareholders sufficient to meet our operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Three Months Ended August 31, 2006
----------------------------------

We realized no revenues for the quarter or for the corresponding quarter of 2005 since we had no revenues producing assets or operations. During the quarter ended November 30, 2006 we expect to realize our first oil revenues upon completion of the acquisition of certain oil properties.

We incurred operating expenses of $3,550 for the three month period ended August 31, 2006 compared to $-0- for the corresponding quarter of 2005. These expenses consisted of general operating expenses incurred in connection with the beginning of our fund raising activities and the pursuit of revenue producing businesses. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.

Our net loss from operations for the three months ended August 31, 2006 was $3,550. Our income from operations for the three months ended August 31, 2005 was $-0-. The increase relates to our commencing the acquisition of oil properties.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash on hand at August 31, 2006. We funded our operations through increasing accounts payable and accrued expenses. Subsequently, in November and December 2006 we raised $450,000 in cash from the private placement of shares of our common stock. We believe that these funds will be adequate for our operating needs for the next 12 months; however we may decide to raise additional cash to increase our available working capital through the sale of our equity securities or through loans.

Should we identify additional oil and gas projects that we want to purchase, we may choose to raise additional monies through sales of our equity securities or through loans from banks or third parties to make the acquisitions. There can be no assurance that we will be successful in raising additional monies through sales of our equity securities or through loans from banks or third parties to make the acquisitions.

                         PART 2 - FINANCIAL INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  31.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

     31.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during this quarter ending August 31, 2006.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Green Gold Inc.

                                              By: /s/ James D. Romano
                                              -----------------------
                                                  James D. Romano
                                                  Chief Executive Officer
                                                  Dated: January 16, 2007

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ James D. Romano
-----------------------
James D. Romano
Chief Executive Officer                           Dated: January 16, 2007

By: /s/ James D. Romano
-----------------------
James D. Romano
President and Acting Chief Financial Officer      Dated: January 16, 2007