Form 10QSB
period 2006-11-30
Green Gold Inc.
filed 2007-01-19
CIK 1367387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended November 30, 2006.

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

            115 West 7th Street, Suite 1415, Fort Worth, Texas 76102
            --------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

                                 Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2006 the following shares of common were outstanding: Common Stock, $0.001 par value, 10,900,000 shares.

Transitional Small Business Disclosure
Format (Check one):
                                 Yes [ ] No [X]

Exhibits are indexed at page 11.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three and six months ended November 30, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                 GREEN GOLD INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                         Quarter Ended November 30, 2006



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

                                 GREEN GOLD INC.
                        (a Development Stage Enterprise)
                                  BALANCE SHEET
                             As of November 30, 2006
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS

           Cash and equivalents                                     $   415,750

           Oil revenues receivable                                  $     1,131
                                                                    -----------

                            Total Current Assets                        416,881
                                                                    -----------

Oil and Gas Properties, net                                             600,000
                                                                    -----------

TOTAL ASSETS                                                        $ 1,016,881
                                                                    ===========


                       LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES

           Accounts payable and accrued expenses                    $    23,204
                                                                    -----------

           Oil properties payable                                       300,000

           Note payable                                                 300,000
                                                                    -----------

                            Total Current Liabilities                   623,204
                                                                    -----------

TOTAL LIABILITIES                                                       623,204
                                                                    -----------


STOCKHOLDERS' EQUITY

           Common stock: $0.001 par value
           75,000,000 shares authorized: 10,900,000
           shares issued and outstanding                                 10,900
           Additional Paid in Capital                                   449,100
           Stock Subscription Receivable                                (34,250)
           Deficit accumulated during the development stage             (32,073)
                                                                    -----------

                            Total Stockholders' Equity                  393,677
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,016,881
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.


                                                  GREEN GOLD INC.
                                         (a Development Stage Enterprise)
                                             STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                                        Inception
                                                                                                       February 3,
                                         Three Months    Three Months    Six Months       Six Months       2006
                                             ended          ended          ended            ended        through
                                         November 30,    November 30,   November 30,     November 30,  November 30,
                                             2006            2005           2006             2005          2006
                                         ------------    ------------   ------------    ------------   ------------

REVENUES                                 $      1,131    $       --     $      1,131    $       --     $      1,131

EXPENSES

     Well Operating Costs                       6,861            --            6,861            --            6,861
     General & Administrative Expenses         12,038            --           15,588            --           26,343
                                         ------------    ------------   ------------    ------------   ------------

                    Total Expenses

NET (LOSS)                               $    (17,768)   $       --     $    (21,318)   $       --     $    (32,073)
                                         ============    ============   ============    ============   ============


Basic (Loss) per Share                   $      (0.00)  $       --      $      (0.00)  $       --
                                         ============   ============    ============   ============


Weighted Average Number of Shares
Outstanding                                10,450,000      10,000,000     10,150,000     10,000,000
                                         ============    ============   ============   ============







                    The accompanying notes are an integral part of these financial statements.


                                        GREEN GOLD INC.
                               (a Development Stage Enterprise)
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (Unaudited)




                                                          Additional     Stock
                                      Common Stock         Paid-In    Subscription   Accumulated
                                  Shares       Amount      Capital     Receivables     Deficit
                                ----------   ----------   ----------   ----------    ----------

February 3, 2006 (Inception)


Shares issued for cash,
$0.001 per share                10,000,000   $   10,000   $     --     $     --      $     --

Net Loss for the period from
inception on February 3, 2006
through May 31, 2006                  --           --           --           --         (10,755)
                                ----------   ----------   ----------   ----------    ----------

Balance May 31, 2006            10,000,000       10,000         --           --         (10,755)

Shares issued for cash,
$0.001 per share                   900,000          900      449,100      (34,250)         --

Net loss for the six
months ended
November 30, 2006                     --           --           --           --         (21,318)
                                ----------   ----------   ----------   ----------    ----------

Balance November 30, 2006       10,900,000   $   10,900   $  449,100   $  (34,250)   $  (32,073)
                                ==========   ==========   ==========   ==========    ==========








          The accompanying notes are an integral part of these financial statements.


                                                    GREEN GOLD INC.
                                           (a Development Stage Enterprise)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)



                                                                                                            Inception
                                                                   Six Months          Six Months       February 3, 2006
                                                                      ended               ended              through
                                                                November 30, 2006   November 30, 2005   November 30, 2006
                                                                -----------------   -----------------   -----------------

NET LOSS                                                            $ (21,318)         $    --              $ (32,073)

           Adjustments to net income (loss):
           Changes in operating assets and liabilities:
              (Increase) oil revenues receivable                       (1,131)              --                 (1,131)
              Increase in accounts payable and accrued expenses        22,449                                  23,204
                                                                    ---------          ---------            ---------


           Net Cash (Used)
              by Operating Activities                                    --                 --                (10,000)
                                                                    ---------          ---------            ---------

CASH FROM INVESTING ACTIVITIES

           Purchase of oil and gas properties                        (300,000)              --               (300,000)
                                                                    ---------          ---------            ---------

           Net Cash (Used)
              by Operating Activities                                (300,000)              --               (300,000)
                                                                    ---------          ---------            ---------

CASH FROM FINANCING ACTIVITIES

           Proceeds from issuance of common stock                     415,750               --                425,750
           Increase in oil and gas properties payable                 300,000               --                300,000
                                                                    ---------          ---------            ---------

           Net Cash Provided
              by Financing Activities                                 715,750               --                725,750
                                                                    ---------          ---------            ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                  415,750               --                415,750

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                      --                 --                   --
                                                                    ---------          ---------            ---------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                       $ 415,750          $    --              $ 415,750
                                                                    =========          =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for:
              Interest                                              $    --            $    --              $    --
                                                                    =========          =========            =========
              Income taxes                                          $    --            $    --              $    --
                                                                    =========          =========            =========

           Non Cash Financing Activities:
              Oil ands gas properties purchased for notes payable   $ 300,000          $    --              $ 300,000
                                                                    =========          =========            =========



                     The accompanying notes are an integral part of these financial statements.

                                                      6

                                 GREEN GOLD INC.
                        (a Development Stage Enterprise)
                          Notes to Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2006 audited financial statements. The results of operations for the period ended November 30, 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SIGNIFICANT EVENTS

During the quarter ended November 30, 2006, the Company sold 900,000 units of its common stock at $0.50 per unit, Each unit consists of one share of common stock and a warrant to purchase an additional share at $1.00 per share.

During November 2006, the Company purchased oil and gas properties in the state of Texas for $600,000. The purchase price was paid in cash of $300,000 during December 2006 and a note payable of $300,000. Principal and interest on the note is payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon shall be due and payable on May 1, 2007. The note payable is secured by the oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Three Months Ended November 30, 2006
------------------------------------

We realized our first revenues during the quarter ended November 30, 2006 compared to no revenues for the corresponding quarter of 2005. This was due to the completion of our acquisition of oil & gas leases in November 2006. For the three months ended November 30, 2006 our revenues were $1,131.

We incurred operating costs of $6,861 on our leases for the three month period ended November 30, 2006 compared to $-0- for the corresponding quarter of 2005. These expenses were incurred in connection with the operation of our oil & gas leases. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased. Our general and administrative expenses were $12,038 compared to $-0- for the same quarter of 2005. We expect our general and administrative expenses to continue to rise as we develop into an operating oil & gas company.

Our net loss from operations for the three months ended November 30, 2006 was $17,768. This increase relates to our operations that commenced with the acquisition of our oil & gas leases.

Six Months Ended November 30, 2006
----------------------------------

We realized our first revenues during the six months compared to no revenues for the corresponding half year of 2005. This is a result of our operations on our oil & gas leases, which we acquired in November 2006. For the six months ended November 30, 2006 our revenues were $1,131.

We incurred operating costs on our leases of $6,861 for the six month period ended November 30, 2006 compared to $-0- for the corresponding half year of 2005. These expenses were incurred in connection with maintaining and operation of our oil & gas leases. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased. Our general and administrative expenses for the six months ended November 30, 2006 were $15,588 compared to $-0- for the same period of 2005. We expect our general and administrative expenses to continue to rise as we develop into an operating oil company.

Our net loss from operations for the six months ended November 30, 2006 was $21,318. Our net loss from operations for the six months ended November 30, 2005 was $-0-. The increase relates to our commencing the acquisition of oil & gas leases, and their management.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $415,750 in our attorney's trust account at November 30, 2006. We also funded our operations through accounts payable and accrued expenses. Subsequently, in December 2006, we raised an additional $34,250 in cash from the private placement of shares of our common stock. We used $300,000 of those funds to purchase our oil & gas leases. These leases were purchased for a total consideration of $600,000.00 of which the balance outstanding of $300,000 was secured by a Promissory Note and a security interest of these assets until repaid. This Promissory Note is due and payable on or before May 1st, 2007. We believe that these funds will be adequate for our operating needs for the next 12 months. However, additional funds will be required to satisfy the outstanding Promissory Note and if we identify additional oil and gas projects that we want to purchase, or we deem it advisable to raise additional capital, we may choose to raise additional monies through sales of our equity securities or through loans from banks or third parties to make such acquisitions.

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
             Section 1350 as Adopted Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

     31.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the second fiscal quarter of 2006, we filed the following Form 8-K, the full text of which is available from the EDGAR database, and which are incorporated by reference in the Form 10-QSB:

     Filing Date         Description

     November 20, 2006   Item 5.02 Departure of Directors or Principal Officers,
                         Election of Directors, and appointment of principal officers

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Green Gold Inc.

                                                  By: /s/ Gordon C. McDougall
                                                  ---------------------------
                                                      Gordon C. McDougall
                                                      Chief Executive Officer
                                                      Dated: January 19, 2007

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Gordon C. McDougall
---------------------------
Gordon C. McDougall
Chief Executive Officer                           Dated: January 19, 2007

By: /s/ James D. Romano
-----------------------
James D. Romano
President and Acting Chief Financial Officer      Dated: January 19, 2007