Form 10QSB/A
period 2006-08-31
Green Gold Inc.
filed 2007-03-09
CIK 1367387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                 Yes [ ] No [X]

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

                                              Green Gold Inc.

                                              By: /s/ James D. Romano
                                              -----------------------
                                                  James D. Romano
                                                  Chief Executive Officer
                                                  Dated: March 9, 2007

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ James D. Romano
-----------------------
James D. Romano
Chief Executive Officer                           Dated: March 9, 2007

By: /s/ James D. Romano
-----------------------
James D. Romano
President and Acting Chief Financial Officer      Dated: March 9, 2007