Form 10QSB/A
period 2006-11-30
Green Gold Inc.
filed 2007-03-12
CIK 1367387

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

                                                  By: /s/ Gordon C. McDougall
                                                  ---------------------------
                                                      Gordon C. McDougall
                                                      Chief Executive Officer
                                                      Dated: March 12, 2007

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Gordon C. McDougall
---------------------------
Gordon C. McDougall
Chief Executive Officer                           Dated: March 12, 2007

By: /s/ James D. Romano
-----------------------
James D. Romano
President and Acting Chief Financial Officer      Dated: March 12, 2007