Form 10QSB
period 2007-02-28
Green Gold Inc.
filed 2007-04-13
CIK 1367387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended February 28, 2007.

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number: 000-52319

                                 GREEN GOLD INC.
                                 ---------------
                 (Name of small business issuer in its charter)

         Nevada                                              20-5086877
         ------                                              ----------
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

                                 Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 28, 2007 the following shares of common were outstanding: Common Stock, $0.001 par value, 11,259,000 shares.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

Exhibits are indexed at page 11.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three and nine months ended February 28, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                 GREEN GOLD INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                         Quarter Ended February 28, 2007



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

                                 GREEN GOLD INC.
                        (a Development Stage Enterprise)
                                  BALANCE SHEET
                             As of February 28, 2007
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS

           Cash and equivalents                                       $  44,291

           Oil revenues receivable                                    $  17,555
                                                                      ---------

                            Total Current Assets                         61,846
                                                                      ---------

Oil and Gas Properties, net                                             594,000
                                                                      ---------

TOTAL ASSETS                                                          $ 655,846
                                                                      =========


                       LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES

           Accounts payable and accrued expenses                      $  54,597

           Note payable                                                 300,000
                                                                      ---------

                            Total Current Liabilities                   354,597
                                                                      ---------

TOTAL LIABILITIES                                                       354,597
                                                                      ---------


STOCKHOLDERS' EQUITY

           Common stock: $0.001 par value
           75,000,000 shares authorized: 11,259,000
           shares issued and outstanding                                 11,259
           Additional Paid in Capital                                   632,771
           Deficit accumulated during the development stage            (342,781)
                                                                      ---------

                            Total Stockholders' Equity                  301,249
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 655,846
                                                                      =========


   The accompanying notes are an integral part of these financial statements.


                                          GREEN GOLD INC.
                                 (a Development Stage Enterprise)
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)




                                         Three Months    Three Months  Nine Months     Nine Months
                                            ended           ended         ended           ended
                                         February 28,    February 28,  February 28,    February 28,
                                             2007            2006          2007            2006
                                         ------------    -----------   ------------    ------------

REVENUES                                 $     25,202    $      --     $     26,333    $       --

EXPENSES

     Well Operating Costs                      28,364           --           35,225            --
     General & Administrative Expenses        307,546           --          323,134            --
                                         ------------    -----------   ------------    ------------

                    Total Expenses            335,910           --          358,359            --
                                         ============    ===========   ============    ============

NET (LOSS)                               $   (310,708)   $      --     $   (332,026)   $       --
                                         ============    ===========   ============    ============


Basic (Loss) per Share                   $      (0.03)   $      --     $      (0.03)   $       --
                                         ============    ===========   ============    ============


Weighted Average Number of Shares
Outstanding                                10,854,500     10,000,000     10,519,666      10,000,000
                                         ============    ===========   ============    ============







            The accompanying notes are an integral part of these financial statements.



                                        GREEN GOLD INC.
                               (a Development Stage Enterprise)
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (Unaudited)




                                     Common Stock         Additional
                                                            Paid-In    Accumulated
                                  Shares       Amount       Capital      Deficit       Total
                                ----------   ----------   ----------   ----------    ----------

February 3, 2006 (Inception)


Shares issued for cash,
$0.001 per share                10,000,000   $   10,000   $     --     $     --      $   10,000
                                ----------   ----------   ----------   ----------    ----------

Net Loss for the period from
inception on February 3, 2006
through May 31, 2006                  --           --           --        (10,755)      (10,755)
                                ----------   ----------   ----------   ----------    ----------

Balance May 31, 2006            10,000,000       10,000         --        (10,755)         (755)

Shares issued for cash,
$0.50 per share                    950,000          950      474,050         --         475,000

Shares issued for services,
$0.50 per share                    309,000          309      154,191         --         154,500

Contributed Capital                   --           --          4,530         --           4,530

Net loss for the nine
months ended
February 28, 2007                     --           --           --       (332,026)     (332,026)
                                ----------   ----------   ----------   ----------    ----------

Balance February 28, 2007       11,259,000   $   11,259   $  632,771   $ (342,781)   $  301,249
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


                                          GREEN GOLD INC.
                                 (a Development Stage Enterprise)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)




                                                                   Nine Months         Nine Months
                                                                      ended               ended
                                                                February 28, 2007   February 28, 2006
                                                                -----------------   -----------------

NET LOSS                                                            $(332,026)          $    --

           Adjustments to reconcile net loss to cash from
           operating activities:                                        6,000
              Depletion                                               154,500
              Common Stock Issued for services                          4,530
              Contributed Capital
           Changes in operating assets and liabilities:               (17,555)               --
              (Increase) oil revenues receivable                       53,842
                                                                    ---------           ---------
              Increase in accounts payable and accrued expenses


           Net Cash (Used)
              by Operating Activities                                (130,709)               --
                                                                    ---------           ---------

CASH FROM INVESTING ACTIVITIES

           Purchase of oil and gas properties                        (300,000)               --
                                                                    ---------           ---------

           Net Cash (Used)
              by Operating Activities                                (300,000)               --
                                                                    ---------           ---------

CASH FROM FINANCING ACTIVITIES

           Proceeds from issuance of common stock                     475,000                --
                                                                    ---------           ---------

           Net Cash Provided
              by Financing Activities                                 475,000                --
                                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                   44,291                --

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                      --                  --
                                                                    ---------           ---------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                       $  44,291           $    --
                                                                    =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for:
              Interest                                              $    --             $    --
                                                                    =========           =========
              Income taxes                                          $    --             $    --
                                                                    =========           =========

           Non Cash Financing Activities:
              Oil ands gas properties purchased for notes payable   $ 300,000           $    --
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

                                              6

                                 GREEN GOLD INC.
                        (a Development Stage Enterprise)
                          Notes to Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2006 audited financial statements. The results of operations for the period ended February 28, 2007 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT EVENTS

During the six months ended February 28, 2007, the Company sold 1,020,000 units of its common stock at $0.50 per unit, Each unit consists of one share of commonstock and a warrant to purchase an additional share at $1.00 per share. 950,000 units were sold for cash and 70,000 units were sold for services.

During November 2006, the Company purchased oil and gas properties in the state of Texas for $600,000. The purchase price was paid in cash of $300,000 during December 2006 and a note payable of $300,000. Principal and interest on the note is payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon is due and payable on November 1, 2007. The note payable is secured by the oil and gas properties. The Company has accrued $7,500 in interest on the note payable as of February 28, 2007.

During the six months ended February 28, 2007, the Company issued 239,000 shares of its common stock for services valued at $0.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Three Months Ended February 28, 2007 and 2006
---------------------------------------------

We realized an increase in our revenues during the quarter compared to no revenues for the corresponding quarter of 2005, since we completed the work to bring some of the wells which we acquired in November 2006 back into production. For the three months ended November 30, 2006 our revenues were $25,202. We expect our oil revenues to continue to increase in the following quarter as additional wells on our oil properties are brought back into production.

We incurred well operating costs of $28,364 for the three month period ended February 28, 2007 compared to $-0- for the corresponding quarter of 2006. These expenses consisted of costs incurred in connection with putting our oil properties into production. We expect our well operating expenses to continue to grow as we repair and improve the wells we have purchased. Our general and administrative expenses were $307,546 compared to $-0- for the same quarter of 2006. These expenses include $154,500 for the value of shares of our common stock which were issued to consultants. We also paid or accrued $64,800 to our management team. We expect our general and administrative expenses to continue to rise as we develop into an operating oil company.

Our net loss from operations for the three months ended February 28, 2007 was $310,708. Our loss from operations for the three months ended February 28, 2006 was $-0-. The increase relates to our commencing the acquisition of oil properties.

Nine Months Ended February 28, 2007 and 2006
--------------------------------------------

We realized our first revenues during the nine months compared to no revenues for the corresponding half year of 2005 since we acquired our oil properties in November 2006. For the nine months ended February 28, 2007 our revenues were $26,333. We expect our oil revenues to significantly increase in the following quarter as our oil properties are brought to even greater levels of production.

We incurred well operating costs of $35,225 for the nine month period ended February 28, 2007 compared to $-0- for the corresponding period of 2006. These expenses consisted of costs incurred in connection with putting our oil properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased. Our general and administrative expenses were $323,134 compared to $-0- for the same period of 2006 as we incurred fees with consultants in connection with raising the funding to acquire our oil properties. These fees include $154,500 for the value of shares of our common stock which were issued to these consultants. We also paid or accrued $64,800 to our management team. We expect our general and administrative expenses to continue to rise as we develop into an operating oil company.

Our net loss from operations for the nine months ended February 28, 2006 was $332,026. Our loss from operations for the nine months ended February 28, 2006 was $-0-. The increase relates to our commencing the development of our oil properties.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $44,291 in our operating bank account at February 28, 2007. We owed $54,597in accounts payable and accrued expenses as of that date. During the nine months ended February 28, 2007 we raised $475,000 in cash from the private placement of shares of our common stock. We used $300,000 of those funds to purchase our oil properties. We have a note payable of $300,000 due on November 1, 2007 with accrued interest. We believe that these funds will not be adequate for our operating needs for the next 12 months. We estimate that we will need to raise approximately $350,000 during the next 12 months to meet our operating requirements. Also, if we identify additional oil and gas projects that we want to purchase, we will likely have to choose to raise acquisition funds either through the sales of our equity securities or through loans from banks and/or third parties.

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
               Section 1350 as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

     31.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the third fiscal quarter of 2006-07, we filed the following Form 8-K, the full text of which is available from the EDGAR database, and which are incorporated by reference in the Form 10-QSB:

     Filing Date                Description
     -----------                -----------

     December 22, 2006          Item 2.01 Completion of Acquisition or
                                Disposition of Assets; Item 5.02 Departure of
                                Directors or Principal Officers, Election of
                                Directors, and appointment of principal
                                officers; and Item 8.01 Other Events

     December 29, 2006          Item 5.02 Departure of Directors or Principal
                                Officers, Election of Directors, and appointment of principal officers

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Green Gold Inc.

                                        By: /s/ Gordon C. McDougall
                                            ---------------------------
                                            Gordon C. McDougall
                                            Chief Executive Officer
                                            Dated: April 13, 2007

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Gordon C. McDougall
---------------------------
Gordon C. McDougall
Chief Executive Officer                           Dated: April 13, 2007


By: /s/James D. Romano
----------------------
James D. Romano
President and Acting Chief Financial Officer      Dated: April 13, 2007