Form 10KSB
period 2007-05-31
Exterra Energy Inc.
filed 2007-08-29
CIK 1367387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the Fiscal Year Ended May 31, 2007

             [ ] Transition Report Pursuant to Section 13or 15(d) of
                       The Securities Exchange Act of 1934

                       Commission File Number: 333-135884

                               EXTERRA ENERGY INC.
                               -------------------
                 (Name of small business issuer in its charter)

                Nevada                                   20-5086877
                ------                                   ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                  115 West 7th Street, Fort Worth, Texas 76102
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone no.: (817) 980-8079

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the issuer's revenues for its most recent fiscal year. $50,578

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $6,634,800.00 (Based on the price per share on August 21, 2007 of $0.95)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding as of May 31, 2007
                  -----                        ------------------------------

  Common Stock, Par Value $0.001 per share               11,494,000


                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 13.
Transitional Small Business Disclosure Format. Yes [ ] No [X]

                             GREEN GOLD INCORPORATED

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            PAGE

Item 1.    Description of Business                                             4
Item 1A.   Risk Factors                                                        6
Item 2.    Description of Property                                            11
Item 3.    Legal Proceedings                                                  13
Item 4.    Submission of Matter to a Vote of Security Holders                 13

                                    PART II
                                    -------

Item 5.    Market for Common Equity and Related Stockholder Matters           13
Item 6.    Management's Discussion and Analysis or Plan of Operation          13
Item 7.    Financial Statements                                               15
Item 8.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                           28
Item 8A.   Controls and Procedures                                            28
Item 8B.   Other Information                                                  28

                                   PART III
                                   --------

Item 9.    Directors, Executive Officers, Promoters and Control persons;
               Compliance with Section 16(a) of the Exchange Act              29
Item 10.   Executive Compensation                                             30
Item 11.   Security Ownership of Certain Beneficial Owners and Management     31
Item 12.   Certain Relationships and Related Transactions                     31
Item 13.   Exhibits                                                           31
Item 14.   Principal Accountant Fees and Services                             32
Signatures                                                                    32

                              Cautionary Statement
                              --------------------

This report on Form 10-KSB and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

     o    our growth strategies;
     o    anticipated trends in our business;
     o    our ability to make or integrate acquisitions;
     o our liquidity and ability to finance our exploration, acquisition and development strategies;
     o    market conditions in the oil and gas industry;
     o    the timing, cost and procedure for proposed acquisitions;
     o    the impact of government regulation;
     o estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
     o planned capital expenditures (including the amount and nature thereof);
     o    increases in oil and gas production;
     o    estimates, plans and projections relating to acquired properties;
     o    the number of potential drilling locations; and
     o our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident,"

"could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

     o    the possibility that our acquisitions may involve unexpected costs;

     o    the volatility in commodity prices for oil and gas;

     o    the accuracy of internally estimated proved reserves;

     o    the presence or recoverability of estimated oil and gas reserves;

     o    the ability to replace oil and gas reserves;

     o the availability and costs of drilling rigs and other oilfield services;

     o    environmental risks;

     o    exploration and development risks;

     o    competition;

     o    the inability to realize expected value from acquisitions;

     o the ability of our management team to execute its plans to meet its goals;

     o other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

General

Exterra Energy Inc. was incorporated under the State of Nevada on February 3rd, 2006 as Green Gold Inc. On July 17th, 2007, Green Gold Inc. changed its name to Exterra Energy Inc. As described in its original prospectus filed with the Securities and Exchange Commission, the Company acquired the Green Gold Jade property located in British Columbia, Canada in February 2006 for $10,000.00. Subsequently, the Company acquired interests in four oil and gas leases located in Texas, USA in December 2006 for $600,000.

The Company through its consolidated operations, is an independent oil and gas company focused on building and revitalizing a diversified portfolio of oil and gas production assets located in the State of Texas. We seek to acquire underperforming oil and gas assets that we believe we can revitalize in a short period of time.

Acquisitions are a core part of our growth strategy. The majority of the acquisition proposals and candidates that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge. We focus on well acquisitions in which we estimate have a good opportunity and the appropriate acreage to drill additional proven undeveloped targets.

We use a diverse range of financing arrangements in our acquisitions. We employ a wide variety of financing structures to acquire assets, including payment of cash and/or stock consideration, seller financing, and royalty fee arrangements.

Business Strategy

The Company strives to increase reserves, production and cash flow from operations through a strategy of (i) focusing on development and exploitation activities to maximize production and ultimate reserve recovery, (ii) acquiring oil and natural gas properties with significant exploitation, development or exploration potential, (iii) obtaining operational control of its properties,
(iv) maintaining a low operating cost structure, and (v) selectively exploring and developing properties with significant reserve potential.

Property Acquisitions. The Company expects to generate future growth in reserves and production both through development and exploratory drilling and seeking to opportunistically acquire properties that complement and enhance its inventory of development, exploitation and exploration projects. The Company expects to focus on purchases of underdeveloped properties in its core areas of expertise either through negotiated property acquisitions or acquisitions of companies with oil and natural gas properties.

 Operational Control. The Company prefers to operate and, except for its exploratory prospects, to own a majority working interest in its oil and natural gas properties. This operating philosophy will enable the Company to control the nature, timing and costs of exploration and development of its properties, as well as the marketing of the resulting production.

Low Operating Cost Structure. The Company seeks to increase cash flow by maintaining a low unit operating cost structure through its focus on increasing production while limiting its field operating and corporate overhead expenses.

History
-------

The Company was organized under the laws of the State of Nevada on Feb 03, 2006, to explore mining claims and property in North America. As described in its original prospectus filed with the Securities and Exchange Commission, the Company acquired the Green Gold Jade property located in British Columbia, Canada in February 2006 for $10,000.00. This property is located approximately 25 km from Lytton BC. The Green Gold Jade property comprises 227.729 hectares of mineral title contained in 11 cell units on two mineral claims.

The Company's business direction was changed in 2006 in order to capitalize on the increasing availability of opportunistic acquisitions in the energy sector. We believe that the continuing divestiture of mature assets held by large companies has created an opportunity to acquire undervalued properties with significant upside potential.

Our main source of revenue comes from the sale of the crude oil that we extract from our wells. We anticpate that we will derive some ancillary revenue from natural gas sales related to some of our oil wells that are planned to come on line later in 2007. The main costs associated with our business are related to oil and gas property acquisition, initial well revitalization and ongoing lease operating expenses. The revitalization of wells allows short term cash increases while holding the lease for additional future development.

Our principal office is located at 115 West 7th Street, Suite 1415, Fort Worth, Texas 76102. Our phone number is (817) 980-8079 and fax number is (817) 887-4040. The Company has been granted a Certificate of Authority to transact business in the state of Texas.

Recent Events
-------------

In December 2006, the Company acquired interests in four oil and gas leases located in Texas, USA for $600,000. The purchase price was paid in cash of $300,000 and a note payable of $300,000. Principal and interest on the note is payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's
(i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon is due and payable on November 1, 2007. The note payable is secured by the oil and gas properties. The Company has accrued $15,000 in interest on the note payable as of May 31, 2007.

Description of Properties

Pecos County, Texas. In December 2006, we purchased a 75% working interest in producing oil and gas leases in the West Texas Permian Basin. The leases include 15 ten-acre tracts in the West Cardinal field located in Pecos County approximately 150 miles south of Midland, Texas. As part of the acquisition, we acquired a 12-mile long pipeline with the 15 wells on the property. We have recently received permission to drill a 1,700' salt water disposal well, which we are in the process of drilling. Once the salt water disposal well is completed and the pipeline is repaired we plan to put several of the existing wells back on line.

Archer County and Wichita County, Texas. In December 2006, we purchased a 100% working interest (an 81.25% net revenue interest) in three producing North Texas oil and gas leases. Collectively, the leases cover approximately 240 acres about 120 miles northwest of Fort Worth and 30 miles southwest of Wichita Falls. We have recently enhanced production by secondary recovery operations. Located on the leases are two deep inactive wells (each greater than 4,000 feet), three shallow injection wells (each less than 2,000 feet), 21 shallow inactive wells and 16 shallow producing wells. We plan to re-activate the non-producing wells to optimize production from the leases and implement additional secondary recovery.

McMullen County, Texas. In December of 2006, we acquired a 9% working interest in the Henry Dome gas project located in McMullen County approximately 60 miles south of San Antonio, Texas. We are unsure if this holding is viable.

Marketing of Crude Oil and Natural Gas
--------------------------------------

We plan to operate exclusively in the oil and gas industry going forward. Crude oil and natural gas production from wells owned by us is generally sold direct to oil purchasers and natural gas marketing companies. Sales are generally made on the spot market. These prices often are tied to WTI crude and natural gas futures contracts as posted in national publications. We have not entered into any agreements to hedge or sell forward any of our oil and gas production.

We sell our oil production to third party purchasers under agreements at posted field prices. These third parties purchase the oil at the wellhead.

Although management believes that we are not dependent upon any one customer, our current marketing arrangement relies on one purchaser for 100% of our revenue for the year ended May 31, 2007. In the event that our current purchaser is unwilling or unable to purchase the production, management believes alternative purchasers of its production are readily available.

Employees
---------

As of the end of our fiscal year on May 31, 2007, we employed three full-time management consultants, consisting of two management executives, and one operational person. We also utilize certain outsourced third party consultants to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel.

None of our employees is a member of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with these individuals is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Facilities
----------

We currently occupy approximately 1,000 square feet of office space located at Suite 1415, 115 West 7th Street, in Fort Worth, Texas for $972.00 per month.

Industry Segments
-----------------

We are presently engaged in one industry segment, which is the exploration and production of natural gas and oil.

ITEM 1A. RISK FACTORS
---------------------

An investment in our common stock involves a number of risks. These risks include those described in this confidential private placement memorandum and others we have not anticipated or discussed. Before you purchase the Securities you should carefully consider the information about risks identified below, as well as the information about risks stated in other parts of this memorandum and in our filings with the Commission that we have incorporated by reference in this memorandum. Any of the risks discussed below or elsewhere in this memorandum or in our Commission filings, and other risks we have not anticipated or discussed, could have a material impact on our business, results of operations, and financial condition. As a result, they could have an impact on our ability to pay any amounts due with respect to the Securities, or our stock price.

Risks Relating to Our Business

We have a limited operating history, and we may not be able to operate profitably in the near future, if at all.

We have a limited operating history. Businesses which are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses from which they cannot recover. We will face all of the challenges of a new business enterprise, including but not limited to, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

We have sufficient capital for current operations through our cash position and current cash flow. However to continue growth and to fund our expansion plans we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding beyond the proceeds of the recently completed financings.

We do not intend to pay dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

The crude oil and natural gas reserves we will report in our SEC filings will be estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

     o    unexpected drilling conditions;
     o    pressure or irregularities in formations;
     o    equipment failures or accidents;
     o    inability to obtain leases on economic terms, where applicable;
     o    adverse weather conditions;
     o    compliance with governmental requirements; and
     o shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

     o the results of previous development efforts and the acquisition, review and analysis of data;
     o the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects;
     o the approval of the prospects by other participants, if any, after additional data has been compiled;
     o economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews;
     o    our financial resources and results;
     o the availability of leases and permits on reasonable terms for the prospects; and
     o    the success of our drilling technology.

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

     o    worldwide and domestic supplies of crude oil and natural gas;
     o    the level of consumer product demand;
     o    weather conditions;
     o    domestic and foreign governmental regulations;
     o    the price and availability of alternative fuels;
     o    political instability or armed conflict in oil producing regions;
     o    the price and level of foreign imports; and
     o    overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

Risks Related To Share Ownership

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

     Many factors could cause the market price of our common stock to rise and fall, including:

     o actual or anticipated variations in our quarterly results of operations;
     o    changes in market valuations of companies in our industry;
     o    changes in expectations of future financial performance;
     o    fluctuations in stock market prices and volumes;
     o    issuances of common stock or other securities in the future;
     o    the addition or departure of key personnel;
     o announcements by us or our competitors of acquisitions, investments or strategic alliances; and
     o    the increase or decline in the price of oil and natural gas.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for it plus the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The impact of any such issuances or resales of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

Our common stock is considered "penny stock" securities under Exchange Act rules, which may limit the marketability of our securities.

Our securities are considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Under these rules, broker/dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker/dealer's duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker/dealers must also disclose these restrictions in writing to the customer and obtain specific written consent of the customer, and provide monthly account statements to the customer. The likely effect of these restrictions is a decrease in the willingness of broker/dealers to make a market in the stock, decreased liquidity of the stock and increased transaction costs for sales and purchases of the stock as compared to other securities.

IN ADDITION TO THE RISK FACTORS SET FORTH ABOVE, THE COMPANY IS SUBJECT TO NUMEROUS OTHER RISKS SPECIFIC TO THE PARTICULAR BUSINESS OF THE COMPANY, AS WELL AS GENERAL BUSINESS RISK. INVESTORS ARE URGED TO CONSIDER ALL OF THE RISKS INHERENT IN THE COMPANY'S SECURITIES PRIOR TO PURCHASING OR MAKING AN INVESTMENT DECISION. THE COMPANY'S SECURITIES ARE HIGHLY SPECULATIVE AND INVOLVE A VERY HIGH DEGREE OF RISK.

Competition
-----------

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere competing for properties. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that there exists a viable market place for smaller producers of natural gas and oil.

Government Regulation
---------------------

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we may be unable to predict the future cost or impact of complying with these laws and regulations. We consider the cost of environmental protection a necessary and manageable part of its business. We have been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Exploration and Production. Our operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling wells; maintaining prevention plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

Environmental. Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in the company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact. Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that the company is in substantial compliance with applicable environmental laws and regulations.

We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Occupational Health and Safety. We are also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, we are unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. We consider the cost of safety and health compliance a necessary and manageable part of our business. We have been able to plan for and comply with new initiatives without materially altering its operating strategies.

Taxation
--------

Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

Commitments and Contingencies
-----------------------------

We are liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Each state in which we operate requires a security bond varying in value from state to state and depending on the number of wells that we operate. Management views this as a necessary requirement for operations within each state and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in Texas.

Oil and Gas Acreage
-------------------

Pecos County, Texas. In December 2006, we purchased a 75% working interest in producing oil and gas leases in the West Texas Permian Basin. The leases include 15 ten-acre tracts in the West Cardinal field located in Pecos County approximately 150 miles south of Midland, Texas. As part of the acquisition, we acquired a 12-mile long pipeline with the 15 wells on the property. We have recently received permission to drill a 1,700' salt water disposal well, which we are in the process of drilling. Once the salt water disposal well is completed and the pipeline is repaired we plan to put several of the existing wells back on line.

Archer County and Wichita County, Texas. In December 2006, we purchased a 100% working interest (an 81.25% net revenue interest) in three producing North Texas oil and gas leases. Collectively, the leases cover approximately 240 acres about 120 miles northwest of Fort Worth and 30 miles southwest of Wichita Falls. We have recently enhanced production by secondary recovery operations. Located on the leases are two deep inactive wells (each greater than 4,000 feet), three shallow injection wells (each less than 2,000 feet), 21 shallow inactive wells and 16 shallow producing wells. We plan to re-activate the non-producing wells to optimize production from the leases and implement additional secondary recovery.

McMullen County, Texas. In December of 2006, we acquired a 9% working interest in the Henry Dome gas project located in McMullen County approximately 60 miles south of San Antonio, Texas. We are unsure if this holding is viable.

Reserves
--------

The Company has not calculated proven or unproven reserves for its oil and gas properties.

Wells
-----

The following summarizes the Company's productive oil and gas wells as of May 31, 2007. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

                              Productive       Gross            Net
                              ----------       -----            ---
     Oil and gas wells,           32             53              41
     Texas
                             -------------    -------      -------------
                                  32             53              41
                             =============    =======      =============


Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years.

                                       Years ended May 31,
                                      ---------------------
                                       2007           2006
                                       ----           ----
Average sales price:
     Gas (per mcf)                    $ 6.03          $  -
     Oil (per bbl)                     59.68             -

Average cost of production:
     Gas (per mcf) *                       -             -
     Oil (per bbl)                    $ 9.43          $  -


*Gas sold is a byproduct of oil production; costs associated with the gas sold are included in the cost of oil production.

We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

We do not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not aware of any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended May 31, 2007. Subsequent to the year-end, stockholders voted on the Change of Name for the corporation to Exterra Energy Inc.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Market Information

The Company's shares were listed for trading subsequent to year-end. Therefore, there is no available information to provide quarterly high and low prices of our common stock for the fiscal year ended May 31st, 2007. Subsequent the the year end, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "GRGO". In July 2007, the Company received approval to change its name to Exterra Energy Inc. Pursuant to this, a new trading symbol was granted to Exterra Energy Inc. effective August 12th, 2007. The new trading symbol is EENR.

Holders

As of May 31, 2007, there were approximately 260 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Dividend Policy

We have not declared, paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations
---------------------

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the two most recent fiscal years ended May 31, 2007 and 2006. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                           Fiscal Years Ended May 31,
                                 ----------------------------------------------
                                          2007                    2006
                                 ----------------------   ---------------------
                                  Amount     Percentage    Amount    Percentage
                                 --------    ----------   --------   ----------
  Total revenues                   50,578        100%        --          --
  Total costs and expenses        669,734      1,324%      10,755        --
  Total other income (expenses)      --            0%        --          --
  Income before income taxes     (619,156)     1,224%     (10,755)       --
  Income taxes                       --            0%        --          --
  Net loss                       (619,156)     1,224%     (10,755)       --

Year Ended May 31, 2007 and 2006
--------------------------------

We realized our first revenues during the year ended May 31, 2007 since we acquired our oil properties in November 2006. For the year ended May 31, 2007, our revenues were $50,578. We expect our oil revenues to increase in the following year as our oil properties are brought to greater levels of production.

We incurred well operating costs of $108,935 for the year ended May 31, 2007 compared to $-0- for the corresponding period of 2006. These expenses consisted of costs incurred in connection with putting our oil properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased. Our general and administrative expenses were $560,799 compared to $10,755 for the same period of 2006 as we incurred fees with consultants for various types of work done. These fees include $272,000 for the value of shares of our common stock which were issued to these consultants. We also paid or accrued $108,000 to our management team. Our 2007 general administrative expenses included $69,472 in legal and professional fees compared to $0 in 2006. We expect our general and administrative expenses to continue to rise as we develop into an operating oil company.

Our net loss from operations for the year ended May 31, 2007 was $619,156. Our loss from operations for the year ended May 31, 2006 was $10,755. The increase relates to our commencing the acquisition of oil properties.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $260,699 in our operating bank account at May 31, 2007. We owed $77,135 in accounts payable and accrued expenses as of that date. During the year ended May 31, 2007, we raised $475,000 in cash from the private placement of shares of our common stock. We also raised $357,500 from the sale of our Convertible Loans. We used $300,000 of those funds to purchase our oil properties. We have a note payable of $300,000 due on November 1, 2007 with accrued interest. The Convertible Loans are due on June 30, 2008 unless converted to common stock by the holders. We believe that these funds will not be adequate for our operating needs for the next 12 months. We estimate that we will need to raise approximately $1,000,000 during the next 12 months to meet our operating requirements. Also, if we identify additional oil and gas projects that we want to purchase, we will likely have to choose to raise funds either through the sales of our equity securities or through loans from banks and/or third parties.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward-Looking and Cautionary Statements
-----------------------------------------

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     * uncertainties involved in the rate of growth of our business and acceptance of any products or services;
     *    volatility of the stock market, particularly within the energy sector;
          and
     *    general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS

No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     Independent Auditors' Report........................................... F-2

     Balance Sheet.......................................................... F-3

     Statements of Operations............................................... F-4

     Statements of Stockholders' Equity (Deficit)........................... F-5

     Statements of Cash Flows............................................... F-6

     Notes to the Financial Statements...................................... F-7

MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
   ------------------------
        PCAOB REGISTERED


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Exterra Energy, Inc.
(Formerly Green Gold, Inc.)
Houston, Texas

We have audited the accompanying balance sheet of Exterra Energy Inc as of May 31, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exterra Energy Inc (a development stage company) as of May 31, 2007 and the results of its operations and its cash flows for the years ended May 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage with no operating results to date, a deficit in working capital and a deficit in stockholders' equity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Moore & Associates, Chartered
Las Vegas, Nevada
August 21, 2007


      2675 S. Jones Blvd. Suite 109, Las Vegas, Nevada 89146 (702) 253-7499
                                Fax (702)253-7501

                              EXTERRA ENERGY, INC.
                                  BALANCE SHEET

                                                                       May 31,
                                                                         2007
                                                                      ---------

                          ASSETS

CURRENT ASSETS
             Cash and equivalents                                     $ 260,699
             Oil revenues receivable                                     17,555
                                                                      ---------

                             Total Current Assets                       278,254
                                                                      ---------

OIL AND GAS PROPERTIES, net                                             588,000
                                                                      ---------

TOTAL ASSETS                                                          $ 866,254
                                                                      =========


          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
             Accounts payable and accrued expenses                    $  77,135
             Oil and gas properties purchase note payable               300,000
                                                                      ---------

                             Total Current Liabilities                  377,135
                                                                      ---------

LONG-TERM DEBT
             Convertible loans, net of discount                         263,133
                                                                      ---------

TOTAL LIABILITIES                                                       640,268
                                                                      ---------

STOCKHOLDERS' EQUITY

             Common stock: $0.001 par value,
             75,000,000 shares authorized: 11,494,000
             shares issues and outstanding                               11,494
             Additional Paid in Capital                                 844,403
             Deficit Accumulated During Development Stage              (629,911)
                                                                      ---------

                             Total Stockholders' Equity                 225,986
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 866,254
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                              EXTERRA ENERGY, INC.
                            STATEMENTS OF OPERATIONS


                                                   For the           For the
                                                  Year Ended        Year Ended
                                                 May 31, 2007      May 31, 2006
                                                 ------------      ------------

REVENUES                                         $     50,578      $       --


EXPENSES
  Well Operating Costs                                108,935              --
  General & Administrative Expenses                   560,799            10,755
                                                 ------------      ------------

             Total Expenses                           669,734            10,755
                                                 ------------      ------------

NET (LOSS)                                       $   (619,156)     $    (10,755)
                                                 ============      ============


Basic (Loss) per Share                           $      (0.06)     $      (0.00)
                                                 ============      ============


Weigted Average Number of Shares
Outstanding                                        10,747,000        10,000,000
                                                 ============      ============



   The accompanying notes are an integral part of these financial statements.


                                     EXTERRA ENERGY, INC.
                               STATEMENTS OF STOCKHOLDERS EQUITY



                                                          Additional
                                      Common Stock         Paid-in    Accumulated
                                  Shares       Amount      Capital      Deficit        Total
                                ----------   ----------   ----------   ----------    ----------

February 3, 2006 (inception)

Shares issued for cash,
$0.0001 per share               10,000,000   $   10,000   $     --     $     --      $   10,000

Net Loss for the period from
inception on February 3, 2006
through May 31, 2006                  --           --           --        (10,755)      (10,755)
                                ----------   ----------   ----------   ----------    ----------

Balance May 31, 2006            10,000,000       10,000         --        (10,755)         (755)

Shares issued for cash,
$0.50 per share                    950,000          950      474,050         --         475,000

Shares issued for services,
$0.50 per share                    544,000          544      271,456         --         272,000

Contributed capital                   --           --          4,530         --           4,530

Beneficial conversion feature         --           --         94,367         --          94,367

Net loss for the
year ended May 31, 2007               --           --           --       (619,156)     (619,156)
                                ----------   ----------   ----------   ----------    ----------

Balance May 31, 2007            11,494,000   $   11,494   $  844,403   $ (629,911)   $  225,986
                                ==========   ==========   ==========   ==========    ==========




          The accompanying notes are an integral part of these financial statements.



                                   EXTERRA ENERGY, INC.
                                 STATEMENTS OF CASH FLOWS


                                                                  For the        For the
                                                                 Year Ended     Year Ended
                                                               May 31, 2007    May 31, 2006
                                                               ------------    ------------


NET LOSS                                                         $(619,156)     $ (10,755)

        Adjustments to reconcile net loss to cash from
         operating activities:
          Depletion                                                 12,000           --
          Common stock issued for services                         272,000           --
          Contributed capital                                        4,530           --
        Changes in operating assets and liabilities:
          (Increase) in oil revenues receivable                    (17,555)          --
          Increase in accounts payable and accrued expenses         76,380            755
                                                                 ---------      ---------

        Net Cash (Used)
            by Operating Activities                               (271,801)       (10,000)
                                                                 ---------      ---------

CASH FROM INVESTING ACTIVITIES

        Purchase of oil and gas properties                        (300,000)          --
                                                                 ---------      ---------

        Net Cash (Used)
            by Operating Activities                               (300,000)          --
                                                                 ---------      ---------

CASH FROM FINANCING ACTIVITIES

        Proceeds from convertible debt                             357,500           --
        Proceeds from issuance of common stock                     475,000         10,000
                                                                 ---------      ---------

        Net Cash Provided
            by Financing Activities                                832,500         10,000
                                                                 ---------      ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                               260,699           --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      --             --
                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 260,699      $    --
                                                                 =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash Paid For:
            Interest                                             $    --        $    --
                                                                 =========      =========
            Income Taxes                                         $    --        $    --
                                                                 =========      =========

        Non Cash Financing Activities:
            Oil and gas properties purchased for notes payable   $ 300,000      $    --
                                                                 =========      =========



        The accompanying notes are an integral part of these financial statements.


                                            21

                              EXTERRA ENERGY, INC.
                        Notes to the Financial Statements
                              May 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND HISTORY

     Exterra Energy Inc. (the Company) was incorporated on February 3, 2006 in the State of Nevada. The Company was engaged in the exploration for jade. Initial efforts focused on the Green Gold Jade Property.

     In 2006 the Company acquired oil and gas properties in the United States. The Company is reworking the wells on the property and intends to raise the capital to complete additional drilling.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

     On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

     b. Basic Loss Per Share

                                 For the Year Ended
                                    May 31, 2007

                      Loss             Shares         Per Share
                   (Numerator)      (Denominator)      Amount
                   -----------      -------------      ------

                  $    (619,156)     10,747,000     $      (0.06)
                  =============      ==========     ============

                                 For the Year Ended
                                    May 31, 2006

                      Loss             Shares        Per Share
                   (Numerator)      (Denominator)      Amount
                   -----------      -------------      ------

                  $     (10,755)     10,000,000     $      (0.00)
                  =============      ==========     ============

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

                              EXTERRA ENERGY, INC.
                        Notes to the Financial Statements
                              May 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c. Provision for Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of May 31, 2007 and 2006:

                                                   2007             2006
                                                ---------        ---------
     Deferred tax assets
         NOL Carryover                          $ 121,690        $   3,657
     Valuation allowance                         (121,690)          (3,657)
                                                ---------        ---------

     Net deferred tax asset                     $    --          $    --
                                                =========        =========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended May 31, 2007 and 2006 due to the following:

                                                     2006           2005
                                                  ---------      ---------

     Book loss                                    $(210,513)     $  (3,657)
     Common stock issued for services                92,480           --
     Valuation allowance                            118,033          3,657
                                                  ---------      ---------

                                                  $    --        $    --
                                                  =========      =========

     At May 31, 2007, the Company had net operating loss carry forwards of approximately $358,000 that may be offset against future taxable income through the year 2027. No tax benefit has been reported in the May 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

     d. Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              EXTERRA ENERGY, INC.
                        Notes to the Financial Statements
                              May 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e. Fair Value of Financial Instruments

     As at May 31, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

     f. Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of

                              EXTERRA ENERGY, INC.
                        Notes to the Financial Statements
                              May 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f. Recently Issued Accounting Pronouncements (Continued)

financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

     g. Long-lived Assets-Technology

     The Company's technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

     h. Concentration of Risk

     Cash - The Company at times may maintain a cash balance in excess of insured limits. At May 31, 2007, the Company has approximately $160,000 in excess of insured limits.

     i. Revenue Recognition

     The Company recognizes oil revenues when pumped and metered by the customer.

     j. Accounts Receivable

     Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

     k. Cash and Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

     l. Property and Equipment

              Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed straight-line over periods ranging from three to five years.

                              EXTERRA ENERGY, INC.
                        Notes to the Financial Statements
                              May 31, 2007 and 2006

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has applied for funding to drill additional wells and to improve the existing wells on its oil and gas properties is expected to provide sufficient revenues to allow it to continue as a going concern. In the interim the Company expects to raise operating capital through the private placement of its common stock or debt instruments.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 4 - SIGNIFICANT EVENTS

     During the year ended May 31, 2007, the Company sold 10,000,000 units of its common stock at $0.001 per share.

     During the year ended May 31, 2007, the Company sold 950,000 units of its common stock at $0.50 per unit. Each unit consists of one share of common stock and a warrant to purchase an additional share at $1.00 per share.

     During November 2006, the Company purchased oil and gas properties in the State of Texas for $600,000. The purchase price was paid in cash of $300,000 during December 2006 and a note payable of $300,000.

     During the year ended May 31, 2007, the Company issued 544,000 shares of its common stock for services valued at $0.50 per share.

NOTE 5 - OIL AND GAS PROPERTIES

     A summary of the oil and gas properties is as follows:

                                             2007           2006
                                          ---------      ---------

     Oil and gas properties               $ 600,000      $    --
     Accumulated depletion                  (12,000)          --
                                          ---------      ---------

     Net oil and gas properties           $ 588,000      $    --
                                          =========      =========

     The Company is depleting its oil and gas properties over the expected life of 25 years using the straight line method. Depletion expense was $12,000 and $-0- for the years ended May 31, 2007 and 2006, respectively.

                              EXTERRA ENERGY, INC.
                        Notes to the Financial Statements
                              May 31, 2007 and 2006

NOTE 6 - NOTES PAYABLE

Oil and Gas Properties Purchase Note Payable

     Principal and interest on the note is payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon is due and payable on November 1, 2007. The note payable is secured by the oil and gas properties. The Company has accrued $15,000 in interest on the note payable as of May 31, 2007.

Convertible Loans

     During the year ended May 31, 2007, the Company received $357,500 from the sale of its Convertible Loans. The Company intends to sell up to $450,000 of the Convertible Loans accordingly the offering remains open as of May 31, 2007. The Convertible Loans will have a term of one year from June 30, 2007, the date of the closing of the offering, and bear interest at 10% per annum payable quarterly. 10% of the face value of the Convertible Loan will be paid to the holders as a revenue sharing bonus. This bonus will be paid from initial production revenue realized from the first six months of net revenue from the University Lands, Pecos County, Texas. 150,000 common shares will be provided as a common share bonus. These shares will have a 2 year hold. The Convertible Loan is convertible into common shares of the Company at a price of $0.75 per share for a total of 600,000 common shares. The common shares will be subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning one year from the closing of this financing. The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a financing for $3 million at a price of $1.50 per share or higher.

     The Company has recorded a discount on the Convertible Loans of $94,367 which represents the beneficial conversion feature. The Company will amortize the discount over the life of the Convertible Loans. The discount was determined using the Black-Scholes pricing model and assumes a 2 year maturity, a risk free interest rate of 4.99% and a volatility of 12%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

The Company engaged Moore & Associates, Chartered ("Moore") as its independent accountants on June 1st, 2006. Prior to June 1st, 2006, the Company had not consulted with Moore regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by Moore concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

The decision to the principal auditor was recommended and approved by the Company's Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our President, acting as our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and President concluded that as of May 31, 2007, the design and operation of such disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2007 that have materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

None.

Reports on Form 8-K

Since the beginning of our fiscal fourth quarter commencing March 1, 2007 through the date of this report, we have filed current reports on Form 8-K reporting the following:

On August 8, 2007 the Company filed a Form 8K announcing that an Amendment to the Articles of Incorporation has been filed with the Nevada Secretary of State changing the name of the Corporation to Exterra Energy Inc. A new CUSIP number has been assigned and the NASDAQ has notified the Corporation that the name change takes effect at the opening of business August 9, 2007, with the Corporation being assigned a new trading symbol of "EENR" for the Corporation's common stock.

On August 21, 2007 the Company filed a Form 8-K announcing the resignation of Mr. Ronald P. Erickson as an officer of the Company and from the Board of Directors. Mr. James D. Romano has been appointed to serve the remainder of Mr. Erickson's term as Secretary and Treasurer of the Company until the next annual meeting of the Directors.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------

     The following table sets forth the names, ages, and offices held by our directors and executive officers as of the end of our fiscal year:

Name               Position                            Director Since      Age
----               --------                            --------------      ---
Gordon McDougall   Chief Executive Officer, Director   December 22, 2006   51
James D. Romano    President, Acting Chief Financial   November 14, 2006   50
                   Officer and Director
Ronald Erickson    Secretary, Treasurer and Director   February 3, 2006    63
Ray Ledesma        Director                            December 5, 2006    54

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have compensated our directors for service on the Board of Directors and the directors are reimbursed for expenses incurred for attendance at meetings of the Board and any committee thereof. Executive officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, exercises all of the power and authority of the Board in the management of the business and affairs of the Company between meetings of the Board.

The business experience of each of the persons listed above during the past five years is as follows:

Gord McDougall - CEO & Director
-------------------------------

Mr. McDougall became the CEO and a Director of Exterra Energy, Inc in December 2006.

From February 2005 until August 2006, Mr. McDougall was the President of Wentworth Energy, Inc whose shares are quoted on the OTC Bulletin Board.

Since 1984 Mr. McDougall has founded several companies, in various industries, and has been instrumental in their growth. He has also been a consultant to several companies, assisting with their planning, financing and growth.

Born in New Brunswick, Canada, Mr. McDougall completed the Canadian Securities Course in 1984 and became a stockbroker with Nesbitt Thomson in 1984. Mr. McDougall is well-versed in raising capital, managing start-up companies and coaching companies through their initial growth.

James D. Romano - President & Director
--------------------------------------

For the past 15 years, Mr. Romano has been involved in the management, strategic planning, corporate communications and financing of public companies in the oil and gas, as well as mining sectors. These companies have been listed on public exchanges in both Canada and the United States. He has been instrumental in the negotiation of project acquisition, due diligence, as well as negotiate financing to complete such acquisitions.

Prior to joining the Company in November 2006, Mr. Romano founded Horizon Industries Ltd. ("Horizon"), where he launched the Company into the oil and gas business in the US. Mr. Romano acted as President and Director of Horizon, where he led the company through its formative stage through to production and cash flow.

Mr. Romano brings a diverse 30 years of business and entrepreneurial skill to the company and he will be a valuable asset and leader to our endeavours.

Ray Ledesma - Director
----------------------

Mr. Ledesma is a graduate of Rice University with a BS in Chemical Engineering, Class of 1977. Re-trained as a reservoir petroleum engineer, he began his career with Amoco Production Company and continued on with other firms such as Union Texas Petroleum (at that time a subsidiary of Allied Chemical), and Leede Exploration. His experience includes the deep gas plays of western Oklahoma, the Vicksburg gas trend of Starr and Hidalgo Counties, Texas, as well as the Miocene, Frio and Yegua gas trends of the Texas Gulf Coast.

Mr. Ledesma incorporated his company, Star of Texas Energy Services, in April, 1997 under Texas law. The company's primary focus is the exploration and production of domestic natural gas. Initially, operations had been in conventional gas reservoirs with 3D seismic projects along the Texas Gulf Coast and in deep South Texas where the company drilled and/or re-entered a total of 39 wells. Additionally, the company has also participated in the drilling of 20 wells as a non-operating working interest owner.

Since October, 2001, Star of Texas has been pursuing non-conventional gas reserve development in the prolific Barnett Shale gas trend of North Texas. The company has drilled and participated in over 70 wells in the Barnett Shale, of that number, 39 are vertical. Due to its tremendous success, Star of Texas is continuing to expand in some of the most geologically favorable areas of the Barnett.

Ronald P. Erickson - Director
-----------------------------

Ronald P. Erickson has been an Officer and a Director of Exterra Energy Inc. since the Company's inception on February 03, 2006. Previously he was President and Chief Executive Officer of Visualant, Inc. He resigned from this position on August 31, 2004 at which time he was appointed Chairman of the Board of Visualant. Resident in Seattle, he is a seasoned executive with more than 20 years of expertise in the high technology, telecommunications and microcomputer industries.

Mr. Erickson was Chairman of Intrinsyc Software Inc., a Vancouver-based publicly-traded company providing proprietary software and solutions which enable the development and networking of intelligent devices such as PDA's. Mr. Erickson is the former chair, and former CEO of eCharge, an electronic payment systems developer, where he played helped to raise approximately US $100 million in equity capital from major international investors.

Prior to that, Mr. Erickson was co-founder, Chairman, President and CEO of GlobalTel Resources, Inc., a provider of telecommunication services, messaging and intranet solutions. During his career Mr. Erickson has also held executive positions at Egghead Software Inc, NBI Inc and MicroRim, Inc. With a law degree from the University of California, Davis, he maintains an active license to practice law in the State of Washington and the District of Columbia.

Subsequent to the year end, Mr. Erickson tendered his resignation as an officer and from the Board on August 13th, 2007.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The two executive officers of the Corporation, Messrs. McDougall and Romano have each been receiving a salary of $10,800 per month since December 1, 2006, half of which is paid and half is accrued. In addition to the salary, both Messrs. McDougall and Romano receive as additional compensation 80,000 shares of the Company's common stock quarterly up to a maximum of 960,000 shares each over a three year period of time. Messrs. Erickson and Ledesma receive 37,500 shares of the Company's common stock each quarter, up to a maximum of 150,000 shares each, for acting as directors of the Company.

The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans. There are presently no personal benefits available for directors, officers or employees of the Company.

Key personnel involved in the actual operations of the Company's interests are typically paid on a contract basis or as sub-contractors of vendors and service providing companies not owned directly by the Company. Such sub-contracting engagement and per job payments are commonplace in the Company's business. The Company will continue to pay such service providers and third party contractors for running its operations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth information, to the best of our knowledge as May 31, 2007, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group.

Security Ownership of Certain Beneficial Owners.

Title of   Name and Address of               Amount and Nature of      Percent
Class      Beneficial Owner                  Beneficial Ownership      of Class
-----      ----------------                  --------------------      --------

Common     James D. Romano                         160,000                1.39%
           Suite 204 - 865 West 15th Avenue
           Vancouver, B.C., V5R 1Z8

Common     Gordon McDougall                        160,000                1.39%
           15577 Columbia Avenue
           White Rock, B.C., V4A 1K7

Common     Ray Ledesma                             115,000                1.00%
           7804 Bronco Lane, Suite 100
           Lago Vista, Texas, 78645

Common     Ronald P. Erickson
           9437 N.E. Coral Ct.                    4,075,000              35.45%
           Bainbridge Island, WA 98110

Common     ALL EXECUTTIVE OFFICERS AND            4,510,000              39.24%
           DIRECTORS AS A GROUP


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

ITEM 13. EXHIBITS
-----------------

Exhibit No.                        Exhibit Name

3.1       Articles of Incorporation (previously filed with Form SB-1 on July 20,
          2007)

3.2       Bylaws (previously filed with Form SB-1 on July 20, 2007)

3.3       Certificate of Amendment of Articles of Incorporation*

10.1 Agreement with Green Gold Jade Property, Dated February 24, 2006, (previously filed with SB-1 on July 20, 2007)

31.1      Certification of Principal Executive Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2      Certification of Principal Financial Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

ITEM 14. PRINCIPALS ACCOUNTANTS FEES AND SERVICES
-------------------------------------------------

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees
----------

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended May 31, 2007 and 2006, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, September 30, and December 31, 2006 and 2005, were:

                                                2007            2006
                                                ----            ----

      Moore & Associates, Chartered           $7,500.00       $1,000.00

Audit Related Fees
------------------

For the years ended May 31, 2007 and 2006, there were no fees billed for assurance and related services by Moore & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees
--------

For the years ended May 31, 2007 and 2006, fees billed by Moore & Associates, Chartered, respectively, for tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

We do not use the auditors for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by Moore & Associates. Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining and Moore & Associates' independence.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTERRA ENERGY INC.


BY: /S/ JAMES D. ROMANO
        James D. Romano
        President & Director

Dated: August 29th, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                         Title                     Date
        ---------                         -----                     ----


/S/ JAMES D. ROMANO               President & Director        August 29th, 2007
--------------------------
James D. Romano


/S/ GORDON C. MCDOUGALL           CEO & Director              August 29th, 2007
--------------------------
Gordon C. McDougall