Form 10QSB
period 2007-08-31
Exterra Energy Inc.
filed 2007-10-12
CIK 1367387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended August 31, 2007.

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number: 000-52319


                               EXTERRA ENERGY INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)


         Nevada                                             20-5086877
 ----------------------                            --------------------------
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

                               Yes [   ]    No   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes [   ]    No   [ X ]

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes [   ]    No   [   ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 31, 2007 the following shares of common were outstanding: Common Stock, $0.001 par value, 11,970,500 shares.

Transitional Small Business Disclosure Format (Check one):

                               Yes [   ]    No   [ X ]

Exhibits are indexed at page 9.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended August 31, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               EXTERRA ENERGY INC.

                              FINANCIAL STATEMENTS
                           Quarter Ended August 31, 2007



                                    CONTENTS


         Balance Sheet                                             3
         Statements of Operations and Deficit                      4
         Statement of Stockholders' Equity                         5
         Statements of Cash Flows                                  6
         Notes to Financial Statements                             7


                                               EXTERRA ENERGY INC.
                                              (FKA GREEN GOLD INC.)
                                                  BALANCE SHEET


                                                                      August 31, 2007      May 31, 2007
                                                                      ---------------      ------------
                                                                       (Unaudited)

                                                    ASSETS
CURRENT ASSETS

           Cash and equivalents                                         $    98,930          $   260,699

           Oil revenues receivable                                           17,555               17,555
                                                                        -----------          -----------

                            Total Current Assets                            116,485              278,254
                                                                        -----------          -----------

Oil and Gas Properties, net                                                 697,411              588,000
                                                                        -----------          -----------

TOTAL ASSETS                                                            $   813,896          $   866,254
                                                                        ===========          ===========


                                     LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES

           Accounts payable and accrued expenses                        $    82,279          $    77,135

           Oil and gas properties purchase note payable                     300,000              300,000
                                                                        -----------          -----------

                            Total Current Liabilities                       382,279              377,135
                                                                        -----------          -----------

LONG-TERM DEBT

           Convertible loans, net of discount                               339,258              263,133
                                                                         ----------          -----------

TOTAL LIABILITIES                                                           721,537              640,268
                                                                        -----------          -----------

STOCKHOLDERS' EQUITY

           Common stock: $0.001 par value
           75,000,000 shares authorized: 11,970,500
           and 11,494,000 shares issued and outstanding, respectively
           Additional Paid in Capital                                        11,971               11,494
           Deficit accumulated during the development stage               1,333,181              844,403
                                                                         (1,252,793)            (629,911)
                                                                        -----------          -----------

                            Total Stockholders' Equity                       92,359              225,986
                                                                        -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   813,896          $   866,254
                                                                        ===========          ===========

              The accompanying notes are an integral part of these financial statements.





                                      EXTERRA ENERGY INC.
                                     (FKA GREEN GOLD INC.)
                                    STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                        For the                For the
                                                     Three Months            Three Months
                                                         ended                  ended
                                                    August 31, 2007        August 31, 2006
                                                    ---------------        ---------------

REVENUES                                             $     18,947                $       --

OPERATING EXPENSES

     Well Operating Costs                                  30,036                        --
      Financing Costs                                     192,375                        --
      Consulting Fees                                     364,792                        --
     General & Administrative Expenses                     33,799                       3,550
                                                     ------------                ------------

                    Total Operating Expenses              621,002                       3,550
                                                     ------------                ------------

NET LOSS FROM OPERATIONS                                 (602,055)                     (3,550)

OTHER INCOME (EXPENSE)
      Interest Expense                                    (20,827)                       --
                                                     ------------                ------------

NET (LOSS)                                           $   (622,882)               $     (3,550)
                                                     ============                ============

Basic (Loss) per Share                               $      (0.05)               $       0.00
                                                     ============                ============

Weighted Average Number of Shares
Outstanding                                            11,494,000                  10,000,000
                                                     ============                ============


          The accompanying notes are an integral part of these financial statements.






                                                       EXTERRA ENERGY INC.
                                                      (FKA GREEN GOLD INC.)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)



                                                      Common Stock
                                                                            Additional
                                                                              Paid-In         Accumulated
                                             Shares            Amount         Capital           Deficit             Total
                                             ------            ------         -------           -------             -----

Balance May 31, 2006                       10,000,000      $    10,000      $      --        $   (10,755)      $      (755)

Shares issued for cash,
$0.50 per share                               950,000              950          474,050             --             475,000

Shares issued for services,
$0.50 per share                               544,000              544          271,456             --             272,000

Contributed capital                              --               --              4,530             --               4,530

Beneficial conversion feature                    --               --             94,367             --              94,367

Net loss for the
year ended May 31, 2007                          --               --               --           (619,156)         (619,156)
                                          -----------      -----------      -----------      -----------       -----------


Balance May 31, 2007                       11,494,000           11,494          844,403         (629,911)          225,986

Shares issued for services and fees,
$0.95 per share                               476,500              477          452,198             --             452,675

Beneficial conversion feature                    --               --             36,580             --              36,580

Net loss for the three months
ended August 31, 2007                            --               --               --           (622,882)         (622,882)
                                          -----------      -----------      -----------      -----------       -----------


Balance August 31, 2007                    11,970,500      $    11,971      $ 1,333,181      $(1,252,793)      $    92,359
                                          ===========      ===========      ===========      ===========       ===========



                 The accompanying notes are an integral part of these financial statements.





                                                          EXTERRA ENERGY INC.
                                                         (FKA GREEN GOLD INC.)
                                                      STATEMENTS OF CASH FLOWS
                                                               (Unaudited)


                                                                       For the Thee Months   For the Three Months
                                                                             ended                 ended
                                                                       August 31, 2007       August 31, 2006
                                                                       ---------------       ---------------

NET LOSS                                                                   $(622,822)           $  (3,550)

           Adjustments to reconcile net loss to cash from
           operating activities:                                               6,000                 --
              Depletion                                                      452,675                 --
              Common Stock Issued for services                                12,705                 --
              Amortization of loan fees
           Changes in operating assets and liabilities:                         --                   --
              (Increase) in oil revenues receivable
              Increase in accounts payable and accrued expenses                5,144                3,550
                                                                           ---------            ---------



           Net Cash (Used)
              by Operating Activities                                       (146,358)                --
                                                                           ---------            ---------

CASH FROM INVESTING ACTIVITIES

           Purchase of oil and gas properties
                                                                            (115,411)                --
                                                                           ---------            ---------

           Net Cash (Used)
              by Operating Activities
                                                                            (115,411)                --
                                                                           ---------            ---------

CASH FROM FINANCING ACTIVITIES

           Proceeds from convertible debt                                    100,000                 --
           Proceeds from issuance of common stock                               --                 10,000
                                                                           ---------            ---------

           Net Cash Provided
              by Financing Activities
                                                                             100,000               10,000
                                                                           ---------            ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                        (161,769)              10,000

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD
                                                                             260,699                 --
                                                                           ---------            ---------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                              $  98,930            $  10,000
                                                                           =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for:
              Interest                                                     $    --              $    --
                                                                           =========            =========

              Income taxes                                                 $    --              $    --
                                                                           =========            =========

           Non Cash Financing Activities:
              Oil ands gas properties purchased for notes payable          $ 300,000            $    --
                                                                           =========            =========


               The accompanying notes are an integral part of these financial statements.


                                                    6

                               EXTERRA ENERGY INC.
                              (FKA GREEN GOLD INC.)
                          Notes to Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2007 audited financial statements. The results of operations for the period ended August 31, 2007 are not necessarily indicative of the operating results for the full years.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Three Months Ended May 31, 2007 and 2006
----------------------------------------

We realized our first revenues during the year ended May 31, 2007 since we acquired our oil properties in November 2006. For the three months ended August 31, 2007 our revenues were $18,947. We expect our oil revenues to increase in the following year as our oil properties are brought to greater levels of production.

We incurred well operating costs of $30,036 for the three months ended August 31, 2007 compared to $-0- for the corresponding period of 2006. These expenses consisted of costs incurred in connection with putting our oil properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased. Our general and administrative expenses were $33,799 compared to $3,550 for the same period of 2006 as we incurred fees with consultants for various types of work done. These fees include $364,792 for the value of shares of our common stock which were issued to our management team and other consultants. We also paid or accrued $108,000 to our management team. Our 2007 general administrative expenses included $9,080 in legal and professional fees and $11,545 in travel expenses compared to $0 in 2006. We expect our general and administrative expenses to continue to rise as we develop into a fully operating oil company. We also incurred $20,827 in interest expense on the debt we incurred to purchase our oil properties in 2007.

Our net loss from operations for the three months ended August 31, 2007 was $622,882. Our loss from operations for the three months ended May 31, 2006 was $3,550. The increase relates to our commencing the acquisition of oil properties. Excluding the non cash expenses described above our loss for the three months ended August 31, 2007 was $133,627.


LIQUIDITY AND CAPITAL RESOURCES

We had cash of $90,930 on hand at August 31, 2007. We owed $82,279 in accounts payable and accrued expenses as of that date. During the three months ended August 31, 2007 we raised $100,000 in cash from the private placement of shares of our convertible debt. We have a note payable of $300,000 due on November 1, 2007 with accrued interest. The Convertible Loans are due on June 30, 2008 unless converted to common stock by the holders. We believe that these funds will not be adequate for our operating needs for the next 12 months; the Company plans to raise additional capital to meet its needs.


SUBSEQUENT EVENTS

Subsequent to the quarter end, the Company entered into an agreement with Star of Texas Energy Services, Inc. and associated companies to acquire substantially all of the assets in exchange for shares in Exterra. Under the terms of the agreement, Exterra will issue 8 million restricted shares to complete the transaction, which was originally scheduled to close September 29, 2007, but will now close prior to October 19th, 2007. The acquisition includes working interests in 71 currently producing wells, a number of wells not yet in production, some major leases and part ownership in an existing pipeline. All assets are located in the Newark East Barnett Shale gas field. Star of Texas is the 39th largest operator in the Barnett Shale, drilling over 90 wells. As part of the transaction, Star of Texas' Founder, Mr. Ray Ledesma, has agreed to become the CEO of Exterra.

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
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the first fiscal quarter of 2007-08, we filed the following Form 8-K, the full text of which is available from the EDGAR database, and which are incorporated by reference in the Form 10-QSB:

         Filing Date                        Description
         -----------                        -----------

         August 9, 2007        Item 5.03 Amendment to Articles of Incorporation
                               or Bylaws; Change  in Fiscal Year

         August 21, 2007       Item 5.02 Departure of Directors or Principal
                               Officers, Election of Directors, and appointment of principal officers

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Exterra Energy Inc.

                                                 By:  /s/ Ray Ledesma
                                                      --------------------------
                                                        Ray Ledesma
                                                        Chief Executive Officer
                                                        Dated: October 12, 2007

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Ray Ledesma
Ray Ledesma
Chief Executive Officer                              Dated: October 12, 2007

By:   /s/ James D. Romano
James D. Romano
Chief Financial Officer                              Dated: October 12, 2007