Form 10QSB
period 2007-11-30
Exterra Energy Inc.
filed 2008-01-10
CIK 1367387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended November 30, 2007.

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

              1717 St. James Place, Suite 250, Houston, Texas 77056
              -----------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number (713) 877-8847

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

                                    Yes [   ]   No [   ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2007, the following shares of common were outstanding: Common Stock, $0.001 par value, 25,230,994 shares.

Transitional Small Business Disclosure Format (Check one):

                                    Yes [   ]   No [ X [
Exhibits are indexed at page 10.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

         (a) The financial statements of registrant for the three months ended November 30, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               EXTERRA ENERGY INC.

                              FINANCIAL STATEMENTS
                         Quarter Ended November 30, 2007



                                    CONTENTS


         Balance Sheet                                            3
         Statements of Operations and Deficit                     4
         Statement of Stockholders' Equity                        5
         Statements of Cash Flows                                 6
         Notes to Financial Statements                            7

                                                EXTERRA ENERGY INC.
                                               (FKA GREEN GOLD INC.)
                                                  BALANCE SHEET




                                                                            November 30,           May 31,
                                                                               2007                 2007
                                                                            ------------         ------------
                                                                           (Unaudited)

                                                      ASSETS
CURRENT ASSETS

           Cash and equivalents                                             $    214,177         $    260,699

           Prepaid expenses                                                       50,000                 --

           Oil revenues receivable                                                74,374               17,555
                                                                            ------------         ------------

                            Total Current Assets                                 338,551              278,254
                                                                            ------------         ------------

Oil and Gas Properties, net                                                   11,361,723              588,000
                                                                            ------------         ------------

TOTAL ASSETS                                                                $ 11,700,274         $    866,254
                                                                            ============         ============


                                           LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES

           Accounts payable and accrued expenses                            $  1,827,643         $     77,135

           Oil and gas properties purchase note payable                          800,000              300,000
                                                                            ------------         ------------

                            Total Current Liabilities                          2,627,643              377,135
                                                                            ------------         ------------

LONG-TERM DEBT

           Convertible loans, net of discount                                    245,788              263,133
                                                                            ------------         ------------

TOTAL LIABILITIES                                                              2,873,431              640,268
                                                                            ------------         ------------

STOCKHOLDERS' EQUITY

           Common stock: $0.001 par value
           75,000,000 shares authorized: 25,230,994 and
           11,494,000 shares issued and outstanding, respectively                 25,231               11,494
           Additional Paid in Capital                                         15,331,850              844,403
           Deficit accumulated during the development stage                   (6,530,238)            (629,911)
                                                                              ----------         ------------

                            Total Stockholders' Equity                         8,826,843              225,986
                                                                            ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 11,700,274         $    866,254
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




                                                               EXTERRA ENERGY INC.
                                                              (FKA GREEN GOLD INC.)
                                                           STATEMENTS OF OPERATIONS
                                                                (Unaudited)


                                                  For the             For the             For the             For the
                                               Three Months        Three Months         Six Months          Six Months
                                                   ended               ended               ended               ended
                                             November 30, 2007    November 30, 2006   November 30, 2007   November 30, 2006
                                             -----------------    -----------------   -----------------   -----------------

REVENUES                                       $     77,387        $      1,131        $     96,334        $      1,131

OPERATING EXPENSES

   Well Operating Costs                             127,507               6,861             157,543               6,861
    Financing Costs                                    --                  --               192,375                --
    Consulting Fees (includes non cash
     expense of $4,753,800)                       4,867,973                --             5,232,765                --
   General & Administrative Expenses                316,910              12,038             350,709              15,588
                                               ------------        ------------        ------------        ------------

     Total Operating Expenses                     5,312,390              18,899           5,933,392              22,449
                                               ------------        ------------        ------------        ------------

NET LOSS FROM OPERATIONS                         (5,235,003)            (17,768)         (5,837,058)            (21,318)

OTHER INCOME (EXPENSE)
   Loss on Sale of Assets                          (182,000)               --              (182,000)               --
   Interest Expense                                 (42,442)               --               (63,269)               --
                                               ------------        ------------        ------------        ------------

     Total Other Income (Expense)                  (224,442)               --              (245,269)               --
                                               ------------        ------------        ------------        ------------

NET (LOSS)                                     $ (5,277,445)       $    (17,768)       $ (5,900,327)       $    (21,318)
                                               ============        ============        ============        ============


Basic (Loss) per Share                         $      (0.22)       $      (0.00)       $      (0.32)       $      (0.00)
                                               ============        ============        ============        ============


Weighted Average Number of Shares
Outstanding                                      24,109,497          10,450,000          18,362,497          10,150,000
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





                                                      EXTERRA ENERGY INC.
                                                     (FKA GREEN GOLD INC.)
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        (Unaudited)


                                                       Common Stock            Additional
                                             ----------------------------        Paid-In        Accumulated
                                                Shares          Amount           Capital          Deficit            Total
                                             -----------      -----------      -----------      -----------       -----------

Balance May 31, 2006                          10,000,000      $    10,000      $      --        $   (10,755)      $      (755)

Shares issued for cash,
$0.50 per share                                  950,000              950          474,050             --             475,000

Shares issued for services,
$0.50 per share                                  544,000              544          271,456             --             272,000

Contributed capital                                 --               --              4,530             --               4,530

Beneficial conversion feature                       --               --             94,367             --              94,367

Net loss for the
year ended May 31, 2007                             --               --               --           (619,156)         (619,156)
                                             -----------      -----------      -----------      -----------       -----------

Balance May 31, 2007                          11,494,000           11,494          844,403         (629,911)          225,986

Shares issued for services and fees,
$0.95 per share                                  836,500              837          793,838             --             794,675

Shares issued for cash,
$0.75 per share                                  685,334              685          513,316             --             514,001

Shares issued for debt,
$0.75 per share                                  130,160              130          103,998             --             104,128

Shares issued for oil properties,
$1.08 per share                                8,000,000            8,000        8,632,000             --           8,640,000

Shares issued for services and fees,
$1.08 per share                                4,085,000            4,085        4,407,715             --           4,411,800

Beneficial conversion feature                       --               --             36,580             --              36,580

Net loss for the six months
ended November 30, 2007                             --               --               --         (5,900,327)       (5,900,327)
                                             -----------      -----------      -----------      -----------       -----------

Balance November 30, 2007                     25,230,994      $    25,231      $15,331,850      $(6,530,238)      $ 8,826,843
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


                                                          EXTERRA ENERGY INC.
                                                         (FKA GREEN GOLD INC.)
                                                       STATEMENTS OF CASH FLOWS
                                                              (Unaudited)


                                                                                For the Six Months        For the Six Months
                                                                                      ended                     ended
                                                                                November 30, 2007         November 30, 2006
                                                                                -------------------       ------------------

NET LOSS                                                                           $(5,900,327)           $   (21,318)

           Adjustments to reconcile net loss to cash from
           operating activities:                                                         7,825                   --
               Depletion                                                             5,243,055                   --
               Common Stock and Warrants Issued for services                            86,783                   --
               Amortization of loan fees                                               182,000                   --
               Loss on sale of assets
           Changes in operating assets and liabilities:                                (56,819)                (1,131)
              (Increase) in oil revenues receivable                                    (50,000)                  --
              (Increase) in prepaid expenses
              Increase in accounts payable and accrued expenses                        158,437                 22,449
                                                                                   -----------            -----------
           Net Cash (Used)
              by Operating Activities

                                                                                      (329,046)                  --
                                                                                   -----------            -----------
CASH FROM INVESTING ACTIVITIES

           Proceeds from sale of oil and gas properties                                100,000                   --
           Purchase of oil and gas properties
                                                                                      (831,477)              (300,000)
                                                                                   -----------            -----------
           Net Cash (Used)
              by Operating Activities
                                                                                      (731,477)              (300,000)
                                                                                   -----------            -----------
CASH FROM FINANCING ACTIVITIES

           Proceeds from notes payable                                                 500,000                300,000
           Proceeds from issuance of common stock
                                                                                       514,001                415,750
                                                                                   -----------            -----------

           Net Cash Provided
              by Financing Activities
                                                                                     1,014,001                715,750
                                                                                   -----------            -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                   (46,522)               415,750

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                       260,699                   --
                                                                                   -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   214,177            $   415,750
                                                                                   ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for:
              Interest                                                             $     9,188            $      --
              Income taxes                                                           =========            ============
                                                                                   $     --               $      --
                                                                                   ===========            ===========

           Non Cash Financing Activities:                                          $ 1,592,071            $   300,000
                                                                                   ===========            ===========
              Oil and gas properties purchased for debt                            $ 8,640,000            $      --
                                                                                   ===========            ===========
              Oil ands gas properties purchased for common stock

              Debt converted to common stock                                           104,128            $      --
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

                                                           6

                               EXTERRA ENERGY INC.
                              (FKA GREEN GOLD INC.)
                          Notes to Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2007 audited financial statements. The results of operations for the periods ended November 30, 2007 are not necessarily indicative of the operating results for the full year.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate." "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among other, the following: general economic and business conditions, both nationally and in the regions in which Exterra Energy, Inc. ("we", "Exterra" or "Company") operates; technology changes, the competition we face; changes in our business strategy or development plans; the high leverage of Exterra; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2007 and 2006
---------------------------------------------

For the three months ended November 30, 2007 our revenues were $77,387 compared to $1,131 during the three months ended November 30, 2006. Effective September 30, 2007, we acquired 71 currently producing wells, a group of wells awaiting completion and transfer, mineral leases and part ownership in an existing pipeline. The acquired assets are located in the Newark East Barnett Shale gas field. During the quarter we expended approximately $830,000 on production costs. We expect our oil & gas revenues to increase in the following year as additional oil & gas properties are placed on production.

We incurred well operating costs of $127,507 for the three months ended November 30, 2007 compared to $6,861 for the corresponding period of 2006. These expenses consisted of costs incurred producing oil & gas from our properties. We expect our operating expenses to continue to increase as we stimulate the acquired wells and as new wells are brought online. Our consulting fees expenses were $4,867,973 compared to $11,175 for the same period of 2006 as we incurred fees with consultants for various services. These fees include a one time non-recurring non-cash expense of $4,753,800 for the value of shares of our common stock and warrants which were issued to our management team and other consultants. We also paid or accrued $108,000 to our management team. Our 2007 general and administrative expenses were $316,910 and included $26,689 in legal and professional fees and $72,649 in travel expenses compared to $863 in 2006. We expect our general and administrative expenses increase as we continue to develop the company. We also incurred $42,442 in interest expense on the debt we acquired to purchase the properties in 2007. We recorded a loss of $182,000 on the sale of properties which did not fit into our core plans.

Our net loss from operations for the three months ended November 30, 2007 was $5,277,445 or $.22 per basic share. Our loss from operations for the three months ended November 30, 2006 was $17,768. Excluding the non cash expenses described above our loss for the three months ended November 30, 2007 was $523,645 or $.02 per basic share.

Six Months Ended November 30, 2007 and 2006
-------------------------------------------

For the six months ended November 30, 2007 our revenues were $96,334 compared to $1,131 during the six months ended November 30, 2006. Effective September 30, 2007, we acquired 71 currently producing wells, a group of wells awaiting completion and transfer, mineral leases and part ownership in an existing pipeline. The acquired assets are located in the Newark East Barnett Shale gas field. During the half year we expended approximately $830,000 on production costs. We expect our oil & gas revenues to increase in the following year as additional oil & gas properties are place in production.

We incurred well operating costs of $157,543 for the six months ended November 30, 2007 compared to $6,861 for the corresponding period of 2006. These expenses consisted of costs incurred producing oil and gas from our properties. We expect our operating expenses to continue to increase as we stimulate the existing wells and new wells are brought online. Our consulting fees expenses were $5,232,765 compared to $11,175 for the same period of 2006 as we incurred fees with consultants for various services. These fees include a one time non-recurring non-cash expense of $5,243,055 for the value of shares of our common stock and warrants which were issued to our management team and other consultants. We also paid or accrued $216,000 to our management team. Our 2007 general administrative expenses were $350,709 and included $35,769 in legal and professional fees and $84,194 in travel expenses compared to $4,413 in 2006. We expect our general and administrative expenses to increase as we continue to develop the company. We also incurred $63,269 in interest expense on the debt we acquired to purchase the properties in 2007. We recorded a loss of $182,000 on the sale of properties which did not fit into our core plans.

Our net loss from operations for the six months ended November 30, 2007 was $5,900,327 or $.32 per basic share. Our loss from operations for the six months ended November 30, 2006 was $21,318. Excluding the non cash expenses described above our loss for the three months ended November 30, 2007 was $657,272 or $.04 per basic share.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $214,177 on hand at November 30, 2007. We owed $1,827,643 in accounts payable and accrued expenses as of that date. During the three months ended November 30, 2007 we raised $514,000 from a private placement of common stock and $500,000 in new debt which is due June 30, 2008. We believe these funds are not adequate to satisfy operating needs and comply with debt obligations for the next 12 months. Additional equity and/or debt financing will be required.

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
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the second fiscal quarter of 2007-08, we filed the following Form 8-Ks, the full text of which are available from the EDGAR database, and which are incorporated by reference in the Form 10-QSB:

         Filing Date              Description
         -----------              -----------

         September 20, 2007       Item 5.03 Amendment to Articles of
                                  Incorporation or Bylaws; Change in Fiscal Year

         October 23, 2007         Item 2.01Completion of Acquisition or
                                  Disposition of Assets; Item 5.01 Changes of
                                  Control of Registrant; 8.01 Other Events and
                                  9.01 Financial Statements and Exhibits

         October 24, 2007         Item 5.02 Departure of Directors or
                                  Principal Officers, Election of Directors, and appointment of principal officers

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Exterra Energy Inc.

                                                By:  /s/ Ray Ledesma
                                                     ---------------------------
                                                         Ray Ledesma
                                                         Chief Executive Officer
                                                         Dated: January 4, 2008

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ Ray Ledesma
      ---------------
Ray Ledesma
Chief Executive Officer                              Dated: January 4, 2008

By:   /s/ Randall K. Boatright
      ------------------------
Randall K. Boatright
Chief Financial Officer                              Dated: January 4, 2008