Form 10QSB
period 2008-02-29
Exterra Energy Inc.
filed 2008-04-21
CIK 1367387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended February 29, 2008.

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

              1717 St. James Place, Suite 250, Houston, Texas 77056
               (Address of Principal executive offices) (Zip Code)

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

                                 Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 29, 2008, the following shares of common were outstanding: Common Stock, $0.001 par value, 27,668,869 shares.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

Exhibits are indexed at page 15.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the nine months ended February 29, 2008, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               EXTERRA ENERGY INC.

                              FINANCIAL STATEMENTS
                         Quarter Ended February 29, 2008



                                    CONTENTS


         Balance Sheet                                             3
         Statements of Operations and Deficit                      4
         Statements of Cash Flows                                  5
         Notes to Financial Statements                             6


                                             EXTERRA ENERGY INC.
                                            (FKA GREEN GOLD INC.)
                                                BALANCE SHEET


                                                                             February 29, 2008   May 31, 2007
                                                                             -----------------   ------------
                                                                                (Unaudited)

                                                   ASSETS

CURRENT ASSETS

       Cash and equivalents                                                    $     38,245      $    260,699

       Prepaid expenses                                                              15,574              --

       Oil revenues receivable                                                       74,374            17,555

       Advances to related party                                                  1,000,338              --
                                                                               ------------      ------------


                    Total Current Assets                                          1,128,531           278,254
                                                                               ------------      ------------

       Property, Plant and Equipment, Net                                            29,500              --

       Oil and Gas Properties, net - successful efforts method of accounting     10,285,357           588,000
                                                                               ------------      ------------

TOTAL ASSETS                                                                   $ 11,443,388      $    866,254
                                                                               ============      ============


                                     LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES

       Accounts payable and accrued expenses                                   $  1,176,566      $     77,135

       Oil and gas properties purchase note payable                                 212,175           300,000

       Convertible loans, net of discount                                           357,500              --

       Note payable                                                                 453,354              --
                                                                               ------------      ------------

                    Total Current Liabilities                                     2,199,595           377,135

LONG-TERM DEBT

       Convertible loans, net of discount                                              --             357,500
                                                                               ------------      ------------

TOTAL LIABILITIES                                                                 2,199,595           734,635
                                                                               ------------      ------------

STOCKHOLDERS' EQUITY

       Common stock: $0.001 par value
       75,000,000 shares authorized: 27,668,869
       and 11,494,000 shares issued and outstanding, respectively                    27,669            11,494
       Additional Paid in Capital                                                18,390,203           750,036
       Accumulated deficit                                                       (9,174,079)         (629,911)
                                                                               ------------      ------------

                    Total Stockholders' Equity                                    9,243,793           131,619
                                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 11,443,388      $    866,254
                                                                               ============      ============




                                                    EXTERRA ENERGY INC.
                                                   (FKA GREEN GOLD INC.)
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                   Three Months        Three Months        Nine Months         Nine Months
                                                      ended               ended               ended               ended
                                                February 29, 2008   February 28, 2007   February 29, 2008   February 28, 2007
                                                -----------------   -----------------   -----------------   -----------------

REVENUES                                          $     68,296        $     25,202        $    164,630        $     26,333

OPERATING EXPENSES

    Well Operating Costs                                50,302              28,364             220,998              35,225
    General & Administrative Expenses                2,340,171             294,047           7,913,083             309,634
    Depletion Expense                                  319,181               6,000             327,006               6,000
    (Gain)/Loss on Sale of Assets                      (31,805)               --               150,195                --
                                                  ------------        ------------        ------------        ------------

    Total Operating Expenses                         2,677,889             328,411           8,611,282             350,859

NET LOSS FROM OPERATIONS                            (2,609,593)           (303,209)         (8,446,652)           (324,526)

OTHER INCOME (EXPENSE)
    Interest Expense                                    34,247               7,500              97,516               7,500


NET LOSS                                          $ (2,643,840)       $   (310,709)       $ (8,544,168)       $   (332,026)
                                                  ============        ============        ============        ============


Basic loss and diluted per share                  $      (0.10)       $      (0.03)       $      (0.47)       $      (0.03)
                                                  ============        ============        ============        ============


Weighted Average Number of Shares
Outstanding - basic and diluted                     25,950,084          10,854,500          18,113,526          10,519,666
                                                  ============        ============        ============        ============





                                               EXTERRA ENERGY INC.
                                              (FKA GREEN GOLD INC.)
                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                                Nine Months          Nine Months
                                                                                   ended                ended
                                                                             February 29, 2008    February 28, 2007
                                                                             -----------------    -----------------

NET LOSS                                                                        $(8,554,168)         $  (332,026)
       Adjustments to reconcile net loss to cash
       from operating activities:                                                   327,006                6,000
               Depletion                                                          5,680,525              154,500
               Common stock issued for services                                      21,451                 --
               Amortization of debt discount                                        150,195                 --
               Loss on sale of oil and gas property                                 963,426                 --
               Stock option expense                                                    --                  4,530
               Contributed capital
       Changes in operating assets and liabilities:
               Receivables                                                          (56,819)             (17,555)
               Prepaid expenses                                                     (15,574)                --
               Accounts payable and accrued expenses                                352,812               53,842
                                                                                -----------          -----------
       Net Cash Used by Operating Activities                                     (1,121,146)            (130,709)
                                                                                -----------          -----------

CASH FROM INVESTING ACTIVITIES
       Purchase of Oil and Gas property                                            (191,054)            (300,000)
       Sale of O&G property                                                         100,000                 --
       Purchase of fixed assets                                                      (4,500)                --
       Advances to related party                                                   (618,634)                --
                                                                                -----------          -----------
       Net Cash Used by Investing Activities                                       (714,188)            (300,000)
                                                                                -----------          -----------

CASH FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                     1,148,627              475,000
       Borrowings on debt                                                           602,128                 --
       Principal payments on long term debt                                        (137,875)                --
                                                                                -----------          -----------
       Net Cash Provided by Financing Activities                                  1,612,880              475,000
                                                                                -----------          -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                               (222,454)              44,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    260,699                 --
                                                                                -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    38,245          $    44,291
                                                                                -----------          -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
          Interest                                                                     --                   --
          Income taxes                                                                 --                   --

       Non Cash Investing and Financing Activities:
          Oil and gas properties purchased for debt                                    --                300,000

          Acquisition of Star of Texas
          Stock issued                                                            8,640,000                 --
          Liabilities Assumed                                                       781,912                 --
                                                                                -----------          -----------
                                                                                  9,421,912                 --

          Stock issued for Oil and Gas property working interests                   686,592                 --
          Stock issued for settlement of debt                                       414,069                 --
          Stock issued for conversion of notes payable and accrued interest         104,128                 --
          Discount on notes payable from beneficial conversion feature               18,975                 --


                   The accompanying notes are an integral part of these financial statements.

                                                        5

                               EXTERRA ENERGY INC.
                              (FKA GREEN GOLD INC.)
                          Notes to Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2007 audited financial statements. The results of operations for the periods ended February 29, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - ACQUISITION OF STAR OF TEXAS OIL & GAS PROPERTIES

On October 17, 2007, Exterra purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX, Inc., and Barnett Holding, LLC ("Seller"). The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000. In addition, Exterra assumed $781,912 of oil and gas payables from Star of Texas, bringing the total purchase price to $9,421,912, all of which was preliminarily allocated to proved oil and gas properties. The acquisition consists of oil and gas working interests and overriding royalty interests in over 80 wells primarily in North Central Texas (Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture.

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. At this time, Exterra does not have the information necessary to present proforma results for the periods covered by this report.

NOTE 4 - Related Party Advances

As of February 29, 2008, Exterra had advanced $618,634 in cash and $381,704 in common stock for a total of $1,000,338 to Star of Texas Energy Services, Inc. These advances are intended to be used toward drilling costs and the payment of debt on 7 wells owned by Star of Texas. The remaining debt on the wells is approximately $4.3 million. Once the remaining debt has been paid, these 7 wells will be transferred to Exterra and the advance outstanding will be treated as the cost of oil and gas properties acquired.

NOTE 5 - Notes Payable and Other Obligations

Debt and other obligations outstanding at February 29, 2008 are as follows:

       (1) Note payable to purchase oil and gas properties     $  200,000
       (2) Note payable to finance insurance premium               12,175
       (3) Convertible loans                                      357,500
       (4) Note payable to Coventry Capital, net of discount      453,354
                                                               ----------

                                                               $1,023,029

(1)  Principal and interest (10% per annum) on the note are payable on the tenth
     (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon is due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the company's restricted common stock. The company has accrued $33,333 in interest on the note payable as of February 29, 2008.

(2) The company financed the annual directors and officers liability insurance premium. Principal and interest (9.50% per annum) payments are due monthly in the amount of $1,521.87. The note payment is unsecured.

(3) During the year ended May 31, 2007, the Company received $357,500 from the sale of its Convertible Loans. The Convertible Loans will have a term of one year from June 30, 2007, and bear interest at 10% per annum payable quarterly. 10% of the face value of the Convertible Loan will be paid to the holders as a revenue sharing bonus. This bonus will be paid from initial production revenue realized from the first six months of net revenue from the University Lands, Pecos County, Texas. 205,900 common shares were provided as a common share bonus. These shares will have a 2 year hold. The Convertible Loan is convertible into common shares of the Company at a price of $0.75 per share for a total of 476,667 common shares. The common shares will be subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning on year from the closing of this financing.

     Through February 29, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $9,187 at February 29, 2008 on the Convertible Loans.

      The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a financing for $3 million at a price of $1.50 per share or higher.

(4) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and is due May 7, 2008. The Company has accrued $5,116 in interest as of February 29, 2008.

In addition, during the nine months ended February 29, 2008, Exterra issued a $101,200 unsecured convertible note due in August of 2009, convertible at $0.75 per share and bearing interest at 12%. Exterra analyzed the conversion feature under FAS 133 and EITF 00-19 and determined that equity classification was appropriate. The note was analyzed under EITF 98-5 and determined to contain a beneficial conversion feature with an intrinsic value of $18,975. The principal of $101,200 plus accrued interest of $2,928 was converted during the period into 130,160 shares of stock. At the date of conversion, the remaining balance of the beneficial conversion feature was amortized to interest expense.

NOTE 6 - Significant Equity Transactions

During the nine month period ended February 29, 2008, the Company consummated the following transactions:

8/31/2007      Issued 836,500 common shares at $0.95 per share in payment for services and fees to third parties

10/08/2007     Issued 3,400 common shares @ $0.75 per share in payment for services and fees to a third party

10/15/2007     Issued 8,000,000 common shares @ $1.08 per share for the
               acquisition of Star of Texas assets

11/09/2007     Issued 130,160 common shares @ $0.75 per share for the conversion of a note payable

11/30/2007     Sold 685,334 common shares @ $0.75 per share for cash

11/30/2007     Issued 4,085,000 common shares @ $1.08 per share in payment for services and fees to officers and directors

01/01/2008     Issued 347,004 common shares @ $1.10 per share as an advance to a related party and 29,423 common shares for payment of trade payables

01/01/2008     Issued 225,000 common shares @ $1.10 per share in payment for services and fees to third parties

2/15/2008      Issued 762,880 common shares @ $0.90 per share in exchange for working interest in various producing oil and gas properties

2/19/2008      Sold 846,168 common shares @ $0.75 per share for cash

2/19/2008      Issued 224,000 common shares @ $1.00 per share in payment for services and fees to third parties

2/19/2008      Issued 360,000 common shares as additional collateral on a note payable - these shares are not outstanding.

12/01/2007     Issued 900,000 warrants valued at $963,426 in payment for
               services and fees exercisable at $.01 per share. The fair value of the warrants was determined using the Black-Scholes pricing model with inputs of the stock price on the grant date, expected term of 1.5 years, risk free interest rate of 3.26%, volatility of 69.81 % and no dividends.

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2008 and February 28, 2007
----------------------------------------------------------

On October 17, 2007, Exterra purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX, Inc., and Barnett Holding, LLC ("Seller"). The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000. In addition, Exterra assumed $781,912 of oil and gas payables from Star of Texas, bringing the total purchase price to $9,421,912, all of which was preliminarily allocated to proved oil and gas properties. The acquisition consists of oil and gas working interests and overriding royalty interests in over 80 wells primarily in North Central Texas (Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture. Therefore, virtually all oil and gas related activities increased during the three months and nine months ended February 29, 2008.

For the three months ended February 29, 2008 our revenues were $68,296 compared to $25,202 during the three months ended February 28, 2007 an increase of 171%. As of February 29, 2008, Exterra had advanced $618,634 in cash and $381,704 in common stock for a total of $1,000,338 to Star of Texas Energy Services, Inc. These advances are intended to be used toward drilling costs and the payment of debt on 7 wells owned by Star of Texas. The remaining debt on the wells is approximately $4.3 million. Once the remaining debt has been paid, these 7 wells will be transferred to Exterra and the advance outstanding will be treated as the cost of oil and gas properties acquired. Exterra anticipate an increase in oil and gas revenue once this transfer is completed.

In 2008, the cost of well operation for the three months ended February 29 was $50,342 an increase of 78% over the $28,364 incurred during the three months ended February 28, 2007. Operating expense will increase as the seven wells are transferred from Star of Texas. General and administrative expenses increased to $2,340,171 from $294,047 quarter over quarter as we increased our contract personnel. In order to conserve cash consulting fees and services were paid primarily with restricted common stock. In this regard 449,000 shares were issued with an expense valuation of $471,500. Investor relations program expense of $540,000 at February 29, 2008 is included in general and administrative expense. Interest expense likewise increased to $34,247 from $7,500 which was caused by additional debt obligation incurred. We recorded a gain of $31,805 from the sale of oil and gas properties which did not fit our core plans.

Our net loss from operations for the three months ended February 29, 2008 was $2,643,840 or $.10 per basic and diluted share. Our loss from operations for the three months ended February 28, 2007 was $310,709.

Nine Months Ended February 29, 2008 and February 28, 2007
---------------------------------------------------------

On October 17, 2007, Exterra purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX, Inc., and Barnett Holding, LLC ("Seller"). The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000. In addition, Exterra assumed $781,912 of oil and gas payables from Star of Texas, bringing the total purchase price to $9,421,912, all of which was preliminarily allocated to proved oil and gas properties. The acquisition consists of oil and gas working interests and overriding royalty interests in over 80 wells primarily in North Central Texas (Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture. Therefore, virtually all oil and gas related activities increased during the three months and nine months ended February 29, 2008.

For the nine months ended February 29, 2008 our revenues were $164630 compared to $26,333 during the nine months ended February 28, 2007 an increase of 525%. As of February 29, 2008, Exterra had advanced $618,634 in cash and $381,704 in common stock for a total of $1,000,338 to Star of Texas Energy Services, Inc. These advances are intended to be used toward drilling costs and the payment of debt on 7 wells owned by Star of Texas. The remaining debt on the wells is approximately $4.3 million. Once the remaining debt has been paid, these 7 wells will be transferred to Exterra and the advance outstanding will be treated as the cost of oil and gas properties acquired. Exterra anticipate an increase in oil and gas revenue once this transfer is completed.

In 2008, the cost of well operations for the nine months ended February 29 was $220,998 an increase of 527% over the $35,225 incurred during the nine months ended February 28, 2007. Operating expenses will increase as the seven wells are transferred from Star of Texas. General and administrative expenses increased to $7,913,083 from $309,634 quarter over quarter as we increased our contract personnel. In order to conserve cash consulting fees and services were paid primarily with restricted common stock. In this regard 5,373,900 shares were issued with an expense valuation of $5,680,525. Investor relations program expense of $540,000 at February 29, 2008 is included in general and administrative expense. Depletion expense increased to $327,006 from $6,000 due to the increased number of oil and gas properties. Interest expense likewise increased to $97,516 from $7,500 which was caused by additional debt obligation incurred. We recorded a loss of $150,195 from the sale of oil and gas properties which did not fit our core plans.

Our net loss from operations for the nine months ended February 29, 2008 was $8,544,168 or $.47 per basic and diluted share. Our loss from operations for the nine months ended February 28, 2007 was $332,026.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2008 we had the following debt obligations:

       (1) Note payable to purchase oil and gas properties     $  200,000
       (2) Note payable to finance insurance premium               12,175
       (3) Convertible loans                                      357,500
       (4) Note payable to Coventry Capital, net of discount      453,354
                                                               ----------

                                                               $1,023,029

(1)  Principal and interest (10% per annum) on the note are payable on the tenth
     (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon is due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the company's restricted common stock. The company has accrued $33,333 in interest on the note payable as of February 29, 2008.

(2) The company financed the annual directors and officers liability insurance premium. Principal and interest (9.50% per annum) payments are due monthly in the amount of $1,521.87. The note payment is unsecured.

(3) During the year ended May 31, 2007, the Company received $357,500 from the sale of its Convertible Loans. The Convertible Loans will have a term of one year from June 30, 2007, and bear interest at 10% per annum payable quarterly. 10% of the face value of the Convertible Loan will be paid to the holders as a revenue sharing bonus. This bonus will be paid from initial production revenue realized from the first six months of net revenue from the University Lands, Pecos County, Texas. 205,900 common shares were provided as a common share bonus. These shares will have a 2 year hold. The Convertible Loan is convertible into common shares of the Company at a price of $0.75 per share for a total of 476,667 common shares. The common shares will be subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning on year from the closing of this financing.

     Through February 29, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $9,187 at February 29, 2008 on the Convertible Loans.

     The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a financing for $3 million at a price of $1.50 per share or higher.

(4) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and is due May 7, 2008. The Company has accrued $5,116 in interest as of February 29, 2008.

In addition, during the nine months ended February 29, 2008, Exterra issued a $101,200 unsecured convertible note due in August of 2009, convertible at $0.75 per share and bearing interest at 12%. Exterra analyzed the conversion feature under FAS 133 and EITF 00-19 and determined that equity classification was appropriate. The note was analyzed under EITF 98-5 and determined to contain a beneficial conversion feature with an intrinsic value of $18,975. The principal of $101,200 plus accrued interest of $2,928 was converted during the period into 130,160 shares of stock. At the date of conversion, the remaining balance of the beneficial conversion feature was amortized to interest expense.

During the nine month period ended February 29, 2008, we consummated the following equity transactions:

8/31/2007      Issued 836,500 common shares at $0.95 per share in payment for services and fees to third parties

10/08/2007     Issued 3,400 common shares @ $0.75 per share in payment for services and fees to a third party

10/15/2007     Issued 8,000,000 common shares @ $1.08 per share for the
               acquisition of Star of Texas assets

11/09/2007     Issued 130,160 common shares @ $0.75 per share for the conversion of a note payable

11/30/2007     Sold 685,334 common shares @ $0.75 per share for cash

11/30/2007     Issued 4,085,000 common shares @ $1.08 per share in payment for services and fees to officers and directors

01/01/2008     Issued 347,004 common shares @ $1.10 per share as an advance to a related party and 29,423 common shares for payment of trade payables

01/01/2008     Issued 225,000 common shares @ $1.10 per share in payment for services and fees to third parties

2/15/2008      Issued 762,880 common shares @ $0.90 per share in exchange for working interest in various producing oil and gas properties

2/19/2008      Sold 846,168 common shares @ $0.75 per share for cash

2/19/2008      Issued 224,000 common shares @ $1.00 per share in payment for services and fees to third parties

2/19/2008      Issued 360,000 common shares as additional collateral on a note payable - these shares are not outstanding.

12/01/2007     Issued 900,000 warrants valued at $963,426 in payment for
               services and fees exercisable at $.01 per share. The fair value of the warrants was determined using the Black-Scholes pricing model with inputs of the stock price on the grant date, expected term of 1.5 years, risk free interest rate of 3.26%, volatility of 69.81 % and no dividends.

We believe these funds are inadequate to satisfy current operation needs and comply with debt obligation for the next 12 months. Additional financing whether debt or equity is necessary although we cannot provide any assurance we will be able to successfully raise additional funds as needed to compete in the energy market.

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
               Section 1350 as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

     31.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the third fiscal quarter of 2007-08, we filed the following Form 8-Ks, the full text of which are available from the EDGAR database, and which are incorporated by reference in the Form 10-QSB:

     Filing Date                Description
     -----------                -----------

     December 6, 2007           Item 5.02 Departure of Directors or
                                Principal Officers; Election of Directors;
                                Appointment of Principal Officers.

     December 31, 2007          Items 2.01 Completion of Acquisition or
                                Disposition of Assets; Item 5.01 Changes of Control of Registrant; 8.01 Other
                                Events and 9.01 Financial Statements and
                                Exhibits.

     January 4, 2008            Item 8.01 Other Events.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Exterra Energy Inc.

                                      By: /s/ Ray Ledesma
                                              Ray Ledesma
                                              Chief Executive Officer
                                              Dated: April 21, 2008

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ray Ledesma
Ray Ledesma
Chief Executive Officer                       Dated: April 21, 2008

By: /s/ Randall K. Boatright
Randall K. Boatright
Chief Financial Officer                       Dated: April 21, 2008