Form 10-K
period 2008-05-31
Exterra Energy Inc.
filed 2008-09-19
CIK 1367387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the Fiscal Year Ended May 31, 2008

             [ ] Transition Report Pursuant to Section 13or 15(d) of
                       The Securities Exchange Act of 1934

                        Commission File Number: 000-52319

                               EXTERRA ENERGY INC.
                               -------------------
                 (Name of small business issuer in its charter)

               Nevada                                20-5086877
               ------                                ----------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

              1717 St. James Place, Suite 205, Houston, Texas 77056
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone no.: (713) 877-8847

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                   Accelerated filer              [ ]

Non-accelerated filer                         Smaller reporting company      [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act)[ ] Yes [ ] No

State the issuer's revenues for its most recent fiscal year. $1,192,253

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $3,152,354 (Based on the price per share on July 30, 2008 of $0.20).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                     Outstanding Shares
                 Class                            as of September 18, 2008
----------------------------------------   ------------------------------------
Common Stock, Par Value $0.001 per share                29,784,054

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 13.



                               EXTERRA ENERGY INC.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business                                               2
Item 1A. Risk Factors                                                          6
Item 2.  Description of Properties                                            14
Item 3.  Legal Proceedings                                                    17
Item 4.  Submission of Matter to a Vote of Security Holders                   18

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters            18
Item 6.  Selected Financial Data                                              20
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           25
Item 8.  Financial Statements and Supplementary Data                          26
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             27
Item 9A. Controls and Procedures                                              27
Item 9B. Other Information                                                    28
                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control persons;
         Compliance with Section 16(a) of the Exchange Act                    29
Item 11. Executive Compensation                                               31
Item 12. Security Ownership of Certain Beneficial Owners and Management       34
Item 13. Certain Relationships and Related Transactions                       35
Item 14. Principal Accountant Fees and Services                               36

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              37

Signatures                                                                    38

                              Cautionary Statement
                              --------------------

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

     o    our growth strategies;
     o    anticipated trends in our business;
     o    our ability to make or integrate acquisitions;
     o    our liquidity and ability to finance our exploration,
     o    acquisition and development strategies;
     o    market conditions in the oil and gas industry;
     o    the timing, cost and procedure for proposed acquisitions;
     o    the impact of government regulation;
     o estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
     o planned capital expenditures (including the amount and nature thereof);
     o increases in oil and gas production; estimates, plans and projections relating to acquired properties;
     o    the number of potential drilling locations; and
     o our financial position, business strategy and other plans and objectives for future operations.

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

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

General

Exterra Energy Inc. was incorporated in the State of Nevada on February 3, 2006 as Green Gold Incorporated. On July 17, 2007, Green Gold Incorporated changed its name to Exterra Energy Inc.

Exterra is an independent oil and gas exploration and development company focused on building and revitalizing a diversified portfolio of oil and gas assets located in the State of Texas. In addition to exploration, we seek to acquire existing production, as well as underperforming oil and gas assets that we believe we can revitalize in a short period of time. Acquisitions are a core part of our growth strategy. The majority of the acquisition proposals and candidates we review are sourced directly by our management or specialized third-party consultants with local area knowledge. We focus on opportunistic producing properties which also provide additional undeveloped locations for drilling.

We utilize a variety of financing structures to acquire assets, including payment of cash and/or stock, seller financing, and royalty fee arrangements.

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

Operational Control. The Company's current plan is to build such infrastructure to make it possible to assume operations of the majority of its producing properties. The Company prefers to operate and to own a majority working interest in its oil and natural gas properties. This operating philosophy will enable the Company to control the nature, timing and costs of exploration and development of its properties, as well as the marketing of the resulting production.

Low Operating Cost Structure. The Company is unsatisfied with its historical lease operating costs and seeks to increase cash flow by maintaining a low unit operating cost structure through its focus on increasing production while limiting its field operating and corporate overhead expenses.

History

As described in its original prospectus filed with the Securities and Exchange Commission, the Company acquired the Green Gold Jade mineral claims located in British Columbia, Canada in February 2006 for $10,000.00, which was subsequently recorded as an impairment loss in the fiscal year ending May 31, 2006.

The Company's business direction was changed in 2006 in order to capitalize on the increasing availability of opportunistic acquisitions in the energy sector. We believe that the continuing divestiture of mature assets held by large companies in the oil and gas sector has created an opportunity to acquire undervalued properties with significant upside potential.

In December 2006, the Company acquired interests in four oil and gas assets, the Burnett, Wuckowitsch and the University Lands leases, as well as a 9% Working Interest in the Henry Dome prospect, all located in Texas. In December 2007, the Company sold the Burnett and Wuckowitsch leases.

During the year, the Company's common stock was called to trade on the OTC Bulletin Board under the symbol "GRGO". In July 2007, the Company received approval to change its name to Exterra Energy Inc. and a new trading symbol EENR was granted, effective August 12, 2007.

Our main source of revenue comes from the sale of natural gas. We anticipate we will derive some revenue from oil sales from our natural gas wells. In addition, we plan to revitalize and further exploit producing oil wells located on the University Lands lease later in 2008 and 2009. The main costs associated with our business are related to oil and gas property acquisition, initial well revitalization and ongoing lease operating expenses. The revitalization of wells allows short term cash increases, while holding the lease for additional future development.

Our principal office is located at 1717 St. James Place, Suite 205, Houston, Texas 77056. Our phone number is (713) 877-8847 and fax number is (713) 877-8848. Our website address is www.exterraenergyinc.com. The Company has been granted a Certificate of Authority to transact business in the state of Texas.

Recent Events

In October 2007, Exterra closed the acquisition of significant assets from Star of Texas Energy Services, Inc. ("Star") and associated companies. This acquisition of assets included Working Interests and Over-Riding Royalties in over seventy (70) Barnett Shale wells producing on 17,500 acres; approximately 24 of these wells were subsequently sold. In addition, the Company acquired interests in wells to be drilled, interests in wells being completed and hard assets such as surface lands, as well as an ownership interest in an intrastate natural gas pipeline and a commercial salt water disposal well. Under the agreement with Star, the assignment of certain assets are held in trust until Exterra can raise sufficient funds to satisfy liens and encumbrances against these leases. Exterra estimates these liens and encumbrances may be satisfied through a combination of cash and stock for approximately $5 million dollars. The Company is seeking debt and/or equity funding to satisfy these liabilities. There can be no assurance we will be able to obtain such financing on attractive terms, if at all.

In December 2007, the Company sold the Burnett and Wuckowitsch leases that were purchased in 2006. The Company retained the University Lands leases, as well as a 9% Working Interest in the Henry Dome prospect, both located in Texas.

Finally, in February 2008, the Company increased its interest in numerous producing Barnett Shale wells by offering Working Interests partners common shares of the Company in exchange for their Working Interests.

Description of Properties

The Barnett Shale. The Newark East Barnett Shale gas field is the largest producing natural gas field in the State of Texas. It is a geological formation consisting of sedimentary rocks of the Mississippian age in the state of Texas. The formation is estimated to cover 5,000 square miles in at least 17 counties in Texas. Some experts have suggested the Barnett Shale may be the largest onshore natural gas field in the United States. It is widely estimated to contain as much as 30 trillion cubic feet of natural gas.

In October 2007, Exterra acquired working interests in seventy (70) producing wells in the Barnett Shale from Star of Texas Energy Services, Inc. and associated companies; approximately 24 of these wells were subsequently sold. This acquisition of assets included Working Interests and Over-Riding Royalties located on 17,500 acres.

Under the Star acquisition, Exterra also acquired working interests carried through first sales in approximately 3,979 acres of proven undeveloped leases
(PUDS) in Parker and Hood Counties, Texas. Currently, we have a carried Working Interests in six (6) producing wells on these leases. The remainder of the leases will be the subject of a continuous drilling program conducted and operated by Carrizo Oil & Gas, Inc. (Nasdaq "CRZO") and Sauder Management.

Exterra also acquired in the Star transaction, a minority interest in an 80 mile intrastate natural gas pipeline traversing portions of Bosque, Hamilton, Erath and McLennan Counties, Texas operated by Panther Pipeline Company. This pipeline is approved and awaiting production for natural gas transportation. Exterra also acquired a minority interest in a commercial salt water disposal well situated in Wise County, Texas.

Exterra also acquired an 11.9% working interest in 7,229 acres of undeveloped Barnett Shale mineral leases in Bosque County, Texas.

Finally, in February 2008, Exterra increased its interest in numerous producing Barnett Shale wells by offering Working Interests partners common shares of the Company in exchange for their Working Interests.

The Company constantly is evaluating new prospects in what is considered to be peripheral areas in the Barnett Shale. There can be no assurance these properties will be acquired or we will obtain funding to exploit them.

University Lands, Pecos County, Texas. In December 2006, Exterra purchased a 75% Working Interest in 12 wells in the West Cardinal field located in Pecos County. As part of the acquisition, we also acquired a 12-mile long pipeline on the property. The Company has completed a 1,700' salt water disposal well in an effort to reduce operating expenses. Our plan is to make efforts to enhance production in the West Cardinal field.

Henry Dome Prospect, McMullen County, Texas. In December 2006, Exterra acquired a 9% working interest in the Henry Dome gas project located in McMullen County.

Marketing of Crude Oil and Natural Gas

We plan to operate exclusively in the oil and gas industry going forward. Crude oil and natural gas production from wells owned by us is generally sold direct to oil purchasers and natural gas marketing companies. Sales are generally made on the spot market. These prices often are tied to West Texas Intermediate ("WTI") crude and natural gas futures contracts as posted in national publications. We have not entered into any agreements to hedge or sell forward any of our oil and gas production at this time. However, hedging may be required by a lender should we be successful in acquiring future financing.

Although management believes that we are not dependent upon any one customer, our current marketing arrangement relies on one purchaser for 90% of our revenue for the year ended May 31, 2008. In the event that our current purchaser is unwilling or unable to purchase the production, management believes alternative purchasers of its production are readily available.

Employees

As of the end of our fiscal year on May 31, 2008, we had one employee and three contracted full-time consultants. We also utilize certain outsourced third party consultants to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel.

The Company currently does not have any employees subject to union collective bargaining agreements. With the successful implementation of our business plan, we may seek additional employees in the next year to handle potential growth.

Facilities

We currently occupy one location of approximately 1,316 square feet for our headquarter office located at Suite 205, 1717 St. James Place, in Houston, Texas for $2,303.00 per month. For the fiscal year ended May 31, 2008, the Company incurred $10,056.00 for office rental.

Industry Segments

We are presently engaged in one industry segment, which is the exploration and production of natural gas and oil.

ITEM 1A. RISK FACTORS
---------------------

An investment in our Company involves a number of risks. You should carefully consider the information about risks identified below, as well as the information about risks stated in other parts of this document and in our filings with the Commission that we have incorporated by reference in this document. Any of the risks discussed below or elsewhere in this document or in our Commission filings, and other risks we have not anticipated or discussed, could have a material impact on our business, results of operations, and financial condition. As a result, they could have an impact on our stock price.

Risks Relating to Our Business

We may not be able to operate profitably in the near future, if at all.

Businesses that are starting up or are in their initial stages of development present substantial business and financial risks. We may suffer significant losses from which we may not be able to recover. We will face all of the challenges of a new business enterprise, including but not limited to engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

We currently do not have sufficient capital for current operations through our cash position and current cash flow. To continue growth and to fund our expansion plans we will require additional financing. The amount of capital currently available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing will be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding beyond the proceeds of the recently completed financings and our current cash flow from operations.

Substantial doubt exists as to whether our Company can continue as a going concern.

We have generated negative cash flow from operations for the two most recent fiscal years, have an accumulated deficit of $9,437,656 at May 31, 2008 and incurred a net loss of $8,807,745 for the fiscal year ended May 31, 2008. We have defaulted on certain note agreements. We have substantial future cash needs to execute our business plan and develop our properties. In the event that we are unable to obtain additional financing to develop our properties and/or attain profitable operations, we may cease to continue as a going concern. The financial statements presented in this annual report do not include any adjustments that might result from the outcome of this uncertainty and if our Company cannot continue as a going concern, our shares could become devalued or even worthless.

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

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors. The Company carries Directors and Officers liability insurance to further protect them from liability.

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

The crude oil and natural gas reserves we report are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we report in our filings with the SEC are only estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

Risks Related To Share Ownership

The market price for our common stock may be volatile.
Many factors could cause the market price of our common stock to rise and fall, including:

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

Government Regulation

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas-processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we may be unable to predict the future cost or impact of complying with these laws and regulations. We consider the cost of environmental protection a necessary and manageable part of our business. We have been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

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

Commitments and Contingencies

We are liable for future restoration and abandonment costs associated with our oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. Texas regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Management views this as a necessary requirement for operations within Texas and does not believe that these costs will have a material adverse effect on our financial position as a result of this requirement.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in Texas.

Oil and Gas Acreage

The Barnett Shale. The Newark East Barnett Shale gas field is the largest producing natural gas field in the State of Texas. It is a geological formation consisting of sedimentary rocks of the Mississippian age in the state of Texas. The formation is estimated to cover 5,000 square miles in at least 17 counties in Texas. Some experts have suggested the Barnett Shale may be the largest onshore natural gas field in the United States. It is widely estimated to contain as much as 30 trillion cubic feet of natural gas.

In October 2007, Exterra acquired working interests in seventy (70) producing wells in the Barnett Shale from Star of Texas Energy Services, Inc. and associated companies; approximately 24 of these wells were subsequently sold. This acquisition of assets included Working Interests and Over-Riding Royalties located on 17,500 acres.

Under the Star acquisition, Exterra also acquired working interests carried through first sales in approximately 3,979 acres of proven undeveloped leases
(PUDS) in Parker and Hood Counties, Texas. Currently, we have a carried Working Interest in six (6) producing wells on these leases.. The remainder of the leases will be the subject of a continuous drilling program conducted and operated by Carrizo Oil & Gas, Inc. (Nasdaq "CRZO") and Sauder Management.

Exterra also acquired in the Star transaction, a minority interest in an 80 mile intrastate natural gas pipeline traversing portions of Bosque, Hamilton, Erath and McLennan Counties, Texas operated by Panther Pipeline Company. This pipeline is approved and awaiting production for natural gas transportation. Exterra also acquired a minority interest in a commercial salt water disposal well situated in Wise County, Texas.

Exterra also acquired an 11.9% working interest in 7,229 acres of undeveloped Barnett Shale mineral leases in Bosque County, Texas.

Finally in February 2008, Exterra increased its interest in numerous producing Barnett Shale wells by offering Working Interests partners common shares of the Company in exchange for their Working Interests.

The Company constantly is evaluating new prospects in what is considered to be peripheral areas in the Barnett Shale. There is no assurance these properties can be acquired or will obtain funding to exploit.

University Lands, Pecos County, Texas. In December 2006, Exterra purchased a 75% Working Interest in 12 wells in the West Cardinal field located in Pecos County. As part of the acquisition, we also acquired a 12-mile long pipeline on the property. The Company has completed a 1,700' salt water disposal well in an effort to reduce operating expenses. Our plan is to make efforts to enhance production in the West Cardinal field.

Henry Dome Prospect, McMullen County, Texas. In December 2006, Exterra acquired a 9% working interest in the Henry Dome gas project located in McMullen County.

Reserves

A Reserve Report from Harper & Associates provides a detailed calculation of our proven and unproven reserves for our oil and gas properties.

Oil and Natural Gas Reserves
----------------------------

The net crude oil and gas reserves of the Company as of May 31st, 2008 were 28,690 barrels of oil and condensate and 6.777 BCFG (billion cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

      Proved Developed Producing              1,910 BO and 1.108 BCFG
      Proved Developed Non-Producing          340 BO and 0.307 BCFG
      Proved Undeveloped                      26,440 BO and 5.361 BCFG
      Total Proved Reserves                   28,690 BO and 6.777 BCFG

Only reserves that fell within the Proved classification were considered. Other categories such as Probable or Possible Reserves were not considered. No value was given to the potential future development of behind pipe reserves, untested fault blocks, or the potential for deeper reservoirs (other than Barnett Shale proved undeveloped reserves directly offset by producing wells) underlying the Company's properties. Shut-in uneconomic wells and insignificant non-operated interests were excluded.

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                       Year ended May 31,
                                                      ---------------------
  Gas and Oil Properties, net:                        2008            2007*
                                                      ----            ----

     Proved developed gas reserves-Mcf (1)            1,416,200       -nil-

     Proved undeveloped gas reserves-Mcf (2)          5,361,040       -nil-

        Total proved gas reserves-Mcf                 6,777,240       -nil-

  Proved developed crude oil and
     Condensate reserves-Bbls (1)                         2,250       -nil-

  Proved undeveloped crude oil and
     Condensate reserves-Bbls (2)                        26,440       -nil-

         Total proved crude oil and condensate
          Reserves-Bbls                                  28,690       -nil-

*deminimus amounts
(1) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(2) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Wells
-----

The Company did not drill any new wells during the fiscal year. The following table summarizes the Company's Working Interests in productive and non-productive oil and gas wells at May 31st, 2008. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in gross wells:

                                           Year Ended May 31,
                                 ---------------------------------------
                                       2008                   2007
                                 ---------------       -----------------
                                 Gross      Net        Gross       Net
                                 -----      ---        -----       ---

         Total Wells:
            Productive           60.000    11.71       32.000     25.250
            Non-Productive       10.000    07.97       21.000     15.750
               Total             70.000    19.68*      53.000     41.000

*During the year, the Company sold 41 gross wells (30.75 net wells) that were located on the Burnett and Wuckowitsch leases.

                                                    Year Ended May 31,
                                                    ------------------
                                                     2008        2007
                                                    ------      ------

         Average Sales Price per Unit
         Produced:
           Natural Gas ($Mcf)                       $  8.81     $  6.03
           Crude Oil & Condensate ($/Bbl)           $ 74.06     $ 59.68

         Average Production Cost per
         Equivalent Barrel (1) (2)                  $ 49.58     $  9.43

(1) Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.

We do not anticipate investing in or purchasing assets and/or properties for the purpose of capital gains. It is our intention to purchase assets and/or properties for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is aware of the following pending or threatened litigation as of May 31, 2008:

Cause No. 08-05-07052: Hope Drilling Company and Hope Workover Services, Inc. vs Exterra Energy Inc.; in the District Court of Crockett County Texas; 112th Judicial District. This is a suit on a debt in the amount of $21,331.00 plus attorney's fees. An answer has been filed on behalf of the Company. Management's intends to attempt to resolve this matter.

Cause No. CV-07-1477; Pathfinder Energy Services, Inc. v Star of Texas Energy, Inc.; in the District Court of Parker County, Texas; 415th Judicial District. This is a suit on debt in the amount of $128,600.72. An answer has been filed by the defendants but Company has yet to be joined.

Cause No. 08-09-632; Wolsey Well Service, L.P. v. Star of Texas Energy Services, Inc. and Exterra Energy Inc.; In the District Court of Wise County, 271st Judicial District. This is a suit for declaratory judgment regarding regulatory lease lines as property lease lines. An attorney is being sought to defend this lawsuit. This matter will probably need to be tried.

The following litigation is pending against Star of Texas Energy Services, Inc. and includes Exterra Energy Inc.

Cause No. 07-0097; Citrus Energy Inc. v Star of Texas Energy, Inc, et al; in the District Court of Jack County, Texas; 271 Judicial District. This is a suit on debt in the amount of $260,750.00. An answer and counterclaim are being prepared at this time. Management intends to attempt to resolve this matter.

Cause No. CV-07-2416; Citrus Energy Inc. v Star of Texas Energy, Inc, et al; in the District Court of Parker County, Texas; 43rd Judicial District. This is a suit on debt in the amount of $1,155,770.74. An answer and counterclaim are being prepared at this time. Management intends to attempt to resolve this matter.

Cause No. 2008-32032; Sharewell Energy Services, LP v Star of Texas Energy, Inc, et al; in the District Court of Harris County, Texas; 61st Judicial District. This is a suit on debt in the amount of $491,870.27 plus attorney's fees. No answer has been filed on behalf of the Company yet. Management intends to attempt to resolve this matter.

Cause No. 42693: Oil Field Services Company, Inc. v Exterra Energy Inc.; in the District Court of Palo Pinto County Texas; 29th Judicial District. This is a suit on a debt in the amount of $3,596.61 plus attorney's fees. No answer has been filed on behalf of the Company yet. Management's current stance is that this is the debt of another.

Cause No. C20077560; Granbury Thompson Group, LLC v. Star of Texas Energy Services, Inc., et al; In the District Court of Hood County, Texas; 355th Judicial District. This is a suit on debt in the amount of $10,923.20 and a suit for recovery of funds advanced for drilling in the amount of $72,398.50. An answer has been filed. Management's current indication is that it intends to attempt to resolve this matter.

The following conflicts are litigation matters that currently exist in which threats to bring Exterra in to the litigation have been made:

Cause No. C2007560; Texas CES, Inc. et al v Star of Texas Energy, Inc. et al; in the District Court of Hood County, Texas; 355th Judicial District. This is a suit on debt in the amount of $127,393.94 and an anticipated counter-claim in an unliquidated amount exceeding $900,000.00. An answer has been filed by the defendants but Company has yet to be joined.

Cause No. CV 07-2373; Texas CES, Inc. et al v Star of Texas Energy, Inc. et al; in the District Court of Parker County, Texas; 43rd Judicial District. This is a suit on debt in the amount of $44,140.45 and the Company disputes as to the service provided specifically an offset for pipe that was recovered from this site and returned to CES in the amount of approximately $30,000.00. An answer has been filed by the defendants but Company has yet to be joined.

Cause No. CV 2007-60297; Texas CES, Inc. et al v Star of Texas Energy, Inc. et al; in the District Court of Denton County, Texas; 393rd Judicial District. This is a suit on debt in the amount of $10,394.60. An answer has been filed by the defendants but Company has yet to be joined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended May 31, 2008. During the year, stockholders voted on the Change of Name for the corporation to Exterra Energy Inc.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Market Information

The Company's common stock was called to trade on the OTC Bulletin Board under the symbol "GRGO". In July 2007, the Company received approval to change its name to Exterra Energy Inc. and a new trading symbol, EENR, was granted effective August 12, 2007. The following information is provided to show quarterly high and low prices of our common stock for the fiscal year ended May 31, 2008.

                                          Price Per Share
                                          High         Low
                                          ----         ---
               Fiscal 2008
               -----------
               First Quarter              1.15         0.65
               Second Quarter             1.23         0.85
               Third Quarter              1.35         0.89
               Fourth Quarter             1.50         0.30

During the First Quarter of 2009, subsequent to year end, the following high and low prices were recorded for the Company's common stock.

                                          Price Per Share
                                          High         Low
                                          ----         ---
               Fiscal 2009
               -----------
               First Quarter              0.70         0.15

As of May 31, 2007, there were 950,000 warrants outstanding from a stock Private Placement financing consummated on January 23, 2007. These warrants are exercisable at $1.00 per share and expire on January 23, 2009.

During 2008, a total of 984,510 warrants were granted to third parties. 900,000 of these were granted to one individual for services (see Note 7 to the Financial Statements), 70,000 were granted to private placement investors in accordance with terms in the above paragraph and 14,510 were granted to a placement agent. No warrants were exercised or forfeited during the year. As a result, a total of 1,934,510 warrants were outstanding as of May 31, 2008 and had an aggregate intrinsic value of $459,000. Furthermore these warrants had a weighted average remaining life of 1.54 years.

Subsequent to year-end, 500,000 cashless warrants were exercised on June 16, 2008, which resulted in the issuance of 492,308 common shares.

On July 1, 2008, 400,000 cashless warrants were cancelled as a result of the re-negotiation of a consulting agreement.

On July 15, 2008, 14,510 cashless warrants were exercised resulting in the issuance of 5,960 common shares.

Holders

As of May 31, 2008, there were approximately 358 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Dividend Policy

We have not declared, paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the two most recent fiscal years ended May 31, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                          Fiscal Years Ended May 31,
                               -----------------------------------------------
                                         2008                    2007
                               ----------------------   ----------------------
                                  Amount   Percentage     Amount    Percentage
                               ----------- ----------   ----------  ----------
Total Revenues                 $ 1,192,253      100%    $   50,578       100%
Total Expenses                   9,764,361      819%       654,734      1295%
Total Other Expenses              (235,637)     -20%       (15,000)      -30%
Income before income taxes     $(8,807,745)    -739%      (619,156)    -1224%
Net loss                       $(8,807,745)    -739%    $ (619,156)    -1224%

Year Ended May 31, 2008 and 2007

Oil and Gas Revenues

Revenues for the year ended May 31, 2008 and 2007 were $1,192,253 and $50,578, respectively. The increase is due to our purchase of additional working interests. We expect our oil and gas revenues to increase in the following year as our oil and natural gas properties are brought to greater levels of production.

Lease Operating Expenses

Lease operating expenses for the year ended May 31, 2008 and 2007 were $841,430 and $108,935, respectively. The increase in expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2008 and 2007 were $8,430,203 and $533,799, respectively. The increase is principally due to non-cash expenses as they relate to stock issued for services in the amount of $5,621,223 and warrants issued for services in the amount of $963,426. Our legal and accounting fees totaled $213,133 for the year ended May 31, 2008 compared to $68,176 in 2007. We also incurred $553,370 in public company consulting fees in 2008 compared to $0 in 2007. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.

Interest Expense

Interest expense for the year ended May 31, 2008 and 2007 were $235,637 and $15,000, respectively. The increase is due to the increase in outstanding debt during 2008.

Net Loss

Our net loss for the year ended May 31, 2008 and 2007 was $8,807,745 and $619,156, respectively. The increase is primarily attributable to the $5,621,223 and $963,426 in stock and warrants, respectively, issued for services during 2008.

Liquidity and Capital Resources

As of May 31, 2008, Exterra had cash of $9,190 and negative working capital of $7,388,400. This compares to $260,699 and negative working capital of $98,881 for the year ending May 31, 2007.

Debt outstanding at May 31, 2008 are as follows:

(1)  Note payable to purchase oil and gas properties                  $ 200,000

(2)  Note payable to finance insurance premium                            7,609

(3)  Convertible loans                                                  367,500

(4)  Note payable to Coventry Capital, net of discount                  462,125

                                                                     $1,037,234

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $38,333 in interest on the note payable as of May 31, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2) The Company financed the annual directors and officers liability insurance premium. Principal and interest (9.50% per annum) payments are due monthly in the amount of $1,521.87. The note payments are unsecured.

(3) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized from the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 205,900 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $0.75 per share for a total of 476,667 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2008. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful.

Through May 31, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $9,187 at May 31, 2008 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(4) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $25,912 in interest as of May 31, 2008. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

In an effort to explore and evaluate global financial opportunities, the Company has engaged an Investment Bank, Coastal Securities Inc., to assist in these efforts. Although there can be no assurances these efforts will be successful, the Company contemplates securing a debt facility adequate to satisfy the Notes Payable described above.

In addition, during the year ended May 31, 2008, The Company issued a $101,200 unsecured convertible note due in August of 2009, convertible at $0.75 per share and bearing interest at 12%. The Company analyzed the conversion feature under FAS 133 and EITF 00-19 and determined that equity classification was appropriate. The note was analyzed under EITF 98-5 and determined to contain a beneficial conversion feature with an intrinsic value of $18,975. The principal of $101,200 plus accrued interest of $2,928 was converted during the 2008 period into 130,160 shares of stock. At the date of conversion, the remaining balance of the beneficial conversion feature was amortized to interest expense.

During the year ended May 31, 2008, the Company consummated the following transactions:

08/31/2007     Issued 836,500 common shares at $0.95 per share in payment for services and fees to third parties

10/08/2007     Issued 3,400 common shares @ $0.75 per share in payment for services and fees to a third party

10/15/2007     Issued 8,000,000 common shares @ $1.08 per share for the
               acquisition of Star of Texas assets

11/09/2007     Issued 130,160 common shares @ $0.75 per share for the conversion of a note payable

11/30/2007     Sold 685,334 common shares @ $0.75 per share for cash in a private placement

11/30/2007     Issued 4,085,000 common shares @ $1.08 per share in payment for services and fees to officers and directors

01/01/2008     Issued 347,004 common shares @ $1.10 per share as an advance to a related party and 29,423 common shares for payment of trade payables

01/01/2008     Issued 225,280 common shares @ $1.10 per share in payment for services and fees to third parties

02/15/2008     Issued 735,328 common shares @ $0.90 per share in exchange for working interest in various producing oil and gas properties

02/15/2008     Issued 60,000 common shares @ $0.90 per share in payment for services and fees to third parties

02/19/2008     Sold 846,168 common shares @ $0.75 per share for cash in a private placement

02/19/2008     Issued 249,000 common shares @ $1.00 per share in payment for services and fees to third parties

02/19/2008     Issued 360,000 common shares as additional collateral on a note payable - these shares are not outstanding.

03/14/2008     Issued 39,469 common shares @ $1.37 per share in payment for services and fees to third parties

12/01/2007     Issued 900,000 warrants valued at $963,426 in payment for
               services and fees exercisable at $.01 per share. The fair value of the warrants was determined using the Black-Scholes pricing model with inputs of the stock price on the grant date, expected term of 1.5 years, risk free interest rate of 3.26%, volatility of 69.81 % and no dividends.

We believe that our current funds will not be adequate for our operating needs during the next 12 months and beyond. Accordingly, in an effort to explore and evaluate global financial opportunities, the Company has engaged an Investment Bank, Coastal Securities Inc., to assist in these efforts. Although there can be no assurances these efforts will be successful, the Company contemplates securing a debt facility adequate to satisfy our funding deficit.

Cash flow from operating activities

For the year ended May 31, 2008, net cash used by operating activities was $1,187,284 compared to net cash used by operating activities of $271,801 for the year ended May 31, 2007. The $915,483 increase in net cash used by operating activities is primarily due to our increase in our general and administrative expenses, professional and consulting expenses.

Cash flow from investing activities

For the year ended May 31, 2008, net cash used in investing activities was $682,539 compared to $300,000 for the year ended May 31, 2007. The $382,539 increase is primarily attributed to our acquisition of oil and gas interests. Our investing activities in fiscal 2008 were funded from the use of proceeds from the private placement.

Cash flow from financing activities

For the year ended May 31, 2008, net cash flows from financing activities was $1,618,314 compared to $832,500 for the year ended May 31, 2007. The $785,814 increase is primarily attributable to our private placement.

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

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     o uncertainties involved in the rate of growth of our business and acceptance of any products or services;
     o    volatility of the stock market, particularly within the energy sector;
          and
     o    general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

During February 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Accounting Standards ("SFAS") No 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are evaluating the impact that this Statement will have on our financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a significant effect on our financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                              EXTERRA ENERGY, INC.
                        INDEX TO THE FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     F-2
Previous Auditor's Report                                                   F-3
Consolidated Balance Sheets                                                 F-4
Consolidated Statements of Operations                                       F-5
Consolidated Statements of Stockholders' Equity                             F-6
Consolidated Statements of Cash Flows                                       F-7
Notes to Consolidated Financial Statements                                  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Exterra Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Exterra Energy, Inc. as of May 31, 2008 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exterra Energy, Inc. as of May 31, 2008 and the results of operations and cash flows for the period described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Exterra Energy, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey PC
www.malone-bailey.com
Houston, Texas
September 12, 2008

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Exterra Energy Inc
Las Vegas, Nevada

We have audited the accompanying balance sheet of Exterra Energy Inc as of May 31, 2007, and the related statements of operations, stockholders' equity and cash flows through May 31, 2007 and the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exterra Energy Inc as of May 31, 2007 and the results of its operations and its cash flows through May 31, 2007 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not have significant cash or current assets nor does it have an established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moore & Associates Chartered
--------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
August 21, 2007



        2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499
                               Fax (702) 253-7501


                                     EXTERRA ENERGY, INC.
                                     (FKA GREEN GOLD INC.)
                                        BALANCE SHEETS

                                                                 May 31, 2008    May 31, 2007
                                                                 ------------    ------------
CURRENT ASSETS:
     Cash and equivalents                                        $      9,190    $    260,699
     Oil and gas receivable                                           295,107          17,555
     Prepaid expenses                                                  11,327            --
                                                                 ------------    ------------

               TOTAL CURRENT ASSETS                                   315,624         278,254


OIL AND GAS PROPERTIES, net - successful efforts method            16,073,653         588,000
OIL AND GAS PROPERTIES, unevaluated                                   669,600            --
VEHICLES, FURNITURE AND EQUIPMENT, net                                 32,754            --
OTHER ASSETS                                                            9,913            --
                                                                 ------------    ------------

                TOTAL ASSETS                                     $ 17,101,544    $    866,254
                                                                 ============    ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $  6,666,790    $     77,135
     Oil and gas properties purchase note payable                     200,000         300,000
     Other current notes                                              837,234            --
                                                                 ------------    ------------

              TOTAL CURRENT LIABILITIES                             7,704,024         377,135

NON-CURRENT LIABILITIES:
     Asset retirement obligation                                      214,660            --
     Notes payable                                                       --           263,133
                                                                 ------------    ------------

               TOTAL LIABILITIES                                    7,918,684         640,268
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized: 27,765,786
    and 11,494,000 shares issued and outstanding, respectively         27,766          11,494
    Additional paid-in capital                                     18,592,750         844,403
    Accumulated deficit                                            (9,437,656)       (629,911)
                                                                 ------------    ------------

               TOTAL STOCKHOLDERS' EQUITY                           9,182,860         225,986
                                                                 ------------    ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 17,101,544    $    866,254
                                                                 ============    ============


          The accompanying notes are an integral part of these financial statements


                              EXTERRA ENERGY, INC.
                              (FKA GREEN GOLD INC.)
                            STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                  -----------------------------
                                                  May 31, 2008     May 31, 2007
                                                  ------------     ------------
REVENUE:
     Oil and gas sales                            $  1,192,253     $     50,578

OPERATING EXPENSES:

     Lease operating expenses                          841,430          108,935
     Depreciation, depletion and accretion             342,533           12,000
     General and administrative                      8,430,203          533,799
     Loss on sale of oil and gas property              150,195             --
                                                  ------------     ------------

          Total Expenses                             9,764,361          654,734
                                                  ------------     ------------


LOSS FROM OPERATIONS                                (8,572,108)        (604,156)
                                                  ------------     ------------

OTHER EXPENSES:

     Interest expense                                 (235,637)         (15,000)
                                                  ------------     ------------

          Total Other Expenses                        (235,637)         (15,000)
                                                  ------------     ------------

NET LOSS                                          $ (8,807,745)    $   (619,156)


LOSS PER SHARE - BASIC AND DILUTED                $      (0.43)    $      (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                     20,384,021       10,747,000


    The accompanying notes are an integral part of these financial statements


                                            EXTERRA ENERGY, INC.
                                            (FKA GREEN GOLD INC.)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                     Additional
                                             Common Stock              Paid-In     Accumulated
                                         Shares         Amount         Capital       Deficit         Total
                                       -----------    -----------    -----------   -----------    -----------


Balances at May 31, 2006                10,000,000         10,000           --         (10,755)          (755)

Issuance of common stock for:
      Cash                                 950,000            950        474,050                      475,000
      Services                             544,000            544        271,456                      272,000
Contributed capital                                                        4,530                        4,530
Discount on notes payable from
  beneficial conversion feature                                           94,367                       94,367

Net loss                                                                              (619,156)      (619,156)
                                       -----------    -----------    -----------   -----------    -----------

Balances at May 31, 2007                11,494,000         11,494        844,403      (629,911)       225,986

Issuance of common stock for:
      Cash                               1,531,502          1,532      1,147,095                    1,148,627
      Services                           5,295,589          5,296      5,615,927                    5,621,223
      O&G property - Star of Texas       8,000,000          8,000      8,632,000                    8,640,000
      O&G property working interests       735,328            735        661,060                      661,795
      Debt settlement                      376,427            376        413,693                      414,069
      Debt issuance fees                   202,780            203        192,173                      192,376
      Conversion of notes payable
        and accrued interest               130,160            130        103,998                      104,128

Stock options issued for services             --                         963,426                      963,426
Discount on notes payable from
  beneficial conversion feature               --                          18,975                       18,975

Net loss                                                                            (8,807,745)    (8,807,745)

                                       -----------    -----------    -----------   -----------    -----------
Balances at May 31, 2008                27,765,786    $    27,766    $18,592,750   $(9,437,656)   $ 9,182,860



                  The accompanying notes are an integral part of these financial statements


                                      EXTERRA ENERGY, INC.
                                      (FKA GREEN GOLD INC.)
                                     STATEMENTS OF CASH FLOWS

                                                                 For the Year Ended  For the Year Ended
                                                                    May 31, 2008        May 31, 2007
                                                                    ------------        ------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                        $ (8,807,745)       $   (619,156)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        DD&A                                                             342,533              12,000
        Amortization of debt discount                                    124,589                --
        Stock issued for services                                      5,621,223             272,000
        Stock issued for debt service fees                               192,376                --
        Loss on sale of O&G property                                     150,195                --
        Warrant expense                                                  963,426                --
        Contributed Capital                                                                    4,530
    Changes in operating assets and liabilities
        O&G receivables                                                 (277,552)            (17,555)
        Prepaid expenses and other current assets                        (11,327)               --
        Other assets                                                      (9,913)               --
        Accounts payable                                                 118,073              76,380
        Accrued expenses                                                 406,838                --
                                                                    ------------        ------------
                    Net Cash Used by Operating Activities
                                                                      (1,187,284)           (271,801)
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of O&G property                                         (745,929)               --
    Sale of O&G property                                                 100,000                --
    Purchase of fixed assets                                             (36,610)           (300,000)
                                                                    ------------        ------------
                    Net Cash Used in Investing Activities
                                                                        (682,539)           (300,000)
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock                                        1,148,627             475,000
    Borrowings on debt                                                   612,128             357,500
    Payments on debt                                                    (142,441)               --
                                                                    ------------        ------------
                     Net cash Provided by Financing Activities
                                                                       1,618,314             832,500
                                                                    ------------        ------------
                 NET INCREASE IN CASH
                                                                        (251,509)            260,699

                 CASH AT BEGINNING OF PERIOD                             260,699                --
                                                                    ------------        ------------
                 CASH AT END OF PERIOD                              $      9,190        $    260,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
        Interest                                                    $     82,837        $       --
        Income taxes                                                $       --          $       --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties purchased for notes payable                  $       --          $    300,000
Acquisition of oil and gas properties from Star of Texas:
Stock Issued for oil and gas properties                             $  8,640,000        $       --
Estimated Liabilities assumed for oil and gas properties            $  6,100,037        $       --
                                                                    ------------        ------------
                                                                    $ 14,740,037        $       --

Stock issued for O&G property working interests                     $    661,795        $       --
Stock issued for settlement of debt                                 $    414,069        $       --
Stock issued for conversion of notes payable and accrued interest   $    104,128        $       --
Discount on notes payable from beneficial conversion feature        $     18,975        $     94,367


             The accompanying notes are an integral part of these financial statements

                                                F-7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND HISTORY

Exterra Energy, Inc. (the "Company") was incorporated on February 3, 2006 in the State of Nevada as Green Gold Inc. The Company was engaged in the exploration for jade. Initial efforts focused on the Green Gold Jade Property in British Columbia, Canada.

The Company's business direction was changed in 2006 in order to capitalize on the increasing availability of opportunistic acquisitions in the energy sector. In December 2006, the Company acquired interests in four oil and gas assets, the Burnett, Wuckowitsch and the University Lands leases, as well as a 9% Working Interest in the Henry Dome prospect, all located in Texas, USA. In December 2007, the Company sold the Burnett and Wuckowitsch leases.

In July 2007, the Company changed its name to Exterra Energy, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

The Company's financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company had $0 and $160,699 in cash in excess of federally insured limits for the periods ending May 31, 2008 and 2007, respectively. The Company maintains cash accounts only at large high quality financial institutions and Exterra believes the credit risk associated with cash is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoice amount and do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of May 31, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at May 31, 2008.

Fair Value of Financial Instruments

As at May 31, 2008, the fair value of cash, accounts receivable, notes payable and accounts payable, approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Successful Efforts Method

The Company uses the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred. Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred. In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties (i.e. delay rentals) are expensed as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.

Capitalized proved property acquisition costs are amortized by field using the unit-of-production method based on total proved reserves. Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion (by field) based on their proved developed reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Pursuant to SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", the Company reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are performed at least annually and more frequently if events and circumstances, (such as downward revision of the reserve estimates or commodity prices) indicate a decline in the recoverability of the carrying value of such properties. The Company estimates the undiscounted future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. There were no asset impairments recorded for the years ended May 31, 2008 and May 31, 2007, respectively.

As of May 31, 2008, Oil and Gas Properties net of accumulated depletion, depreciation and amortization and were at $16,743,253.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with any resulting gain or loss recognized in income.

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of oil and gas properties are classified as long term other assets.

Vehicles, Furniture and Equipment

Vehicles, furniture and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Asset Retirement Obligations

The Company follows the provisions of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Revenue and Cost Recognition

The Company recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. The Company had no significant imbalances as of May 31, 2008 and May 31, 2007.

Stock-based compensation

The Company follows SFAS No. 123(R), "Share Based Payment" to account for any options or common stock granted to employees. SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123(R) and EITF No. 96-18, "Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the equity instruments issued and charged to expense for the nature of the service for which the stock compensation is paid.

Basic and Diluted Income per Share of Common Stock

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Board Statement Number 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents such as stock options and warrants, are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. At May 31, 2008 and May 31, 2007, the potential dilutive effect of converting notes payable and related interest to shares was determined to be anti-dilutive, and therefore their effect is excluded from the calculation of diluted weighted average shares.

Recent Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. The adoption of FIN 48 had no material impact to Exterra's consolidated financial statement. Tax years subsequent to 2004 remain open to examination by U.S. federal and state jurisdictions.

SFAS No. 157, Fair Value Measurement, ("SFAS 157"). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. Exterra will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. Exterra is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). During February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Exterra is evaluating the impact that this Statement will have on its financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has defaulted on certain outstanding notes payable. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to settle or restructure its outstanding past due notes payable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

On October 17, 2007, the Company purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX, Inc., and Barnett Holding, LLC ("Seller"). These companies were owned or controlled by a Director of the Company at the time of acquisition. The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000 based upon the closing price of the common stock on the date the sales agreement was signed. These shares were issued to Star of Texas Minerals Resources LLC as to 620,000 common shares, Hydro-FX Inc. as to 135,000 common shares, SMLL Trust as to 7,045,000 common shares and the Director as to 200,000 common shares. SMLL Trust is the owner of Star of Texas Energy Services, Inc. In addition, the Company anticipates and estimates it will be required to settle an additional $6,100,037 of oil and gas trade payables (the "Estimated Payables") due from Star of Texas, bringing the total purchase price to $14,740,037, of which $14,765,280 was allocated to proved properties, which was based on the proportionate estimated reserve value, $669,600 was allocated to unproved properties and the remainder to other assets. The Estimated Payables relate to outstanding liens and encumbrances against approximately 7 of the wells acquired (see Note 9). The acquisition consists of oil and gas working interests and overriding royalty interests in over 80 wells primarily in North Central Texas (Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture.

The following Table reflects selected Proforma financial information as if the Star transaction had occurred June 1, 2006.

                     For the Fiscal Year Ended      For the Fiscal Year Ended
                           May 31, 2008                    May 31, 2007
                           ------------                    ------------
Revenues                    $1,358,258                      $597,269
Operating Expense           $9,692,327                      $906,580
Operating Loss             ($8,334,039)                    ($309,311)
Net Loss                   ($8,569,676)                    ($314,335)
Net Loss Share                ($0.42)                        ($0.03)


During the fiscal year end May 31, 2008, the Company sold its Working Interest in approximately 24 Barnett Shale wells for $31,335 and the Burnett and Wuckowitsch leases for $100,000. The sale resulted in a loss of $150,195.

On February 15, 2008, the Company issued 735,328 common shares valued at $661,795 in exchange for additional oil and gas working interests in several of the wells originally acquired in the Star of Texas acquisition described above.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, "Accounting for Asset Retirement Obligations" the Company records the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. No market risk premium has been included in Exterra's calculation of the ARO balance. The Company recorded $214,660 and $0 of asset retirement obligations for the years ending May 31, 2008 and 2007, respectively.

The following is a description of the changes to the Company's asset retirement obligations for the years ended May 31,

                                                           2008       2007
                                                         --------   --------

    Asset retirement obligations at beginning of year    $   --     $   --
    Additions for exploratory and development drilling    201,479       --
    Accretion expense                                      13,181       --
                                                         --------   --------

    Asset retirement obligations at end of year          $214,660   $   --
                                                         ========   ========


NOTE 6 - NOTES PAYABLE

Debts outstanding at May 31, 2008 are as follows:

(1) Note payable to purchase oil and gas properties     $  200,000
(2) Note payable to finance insurance premium                7,609
(3) Convertible loans                                      367,500
(4) Note payable to Coventry Capital, net of discount      462,125
                                                        ----------

                                                        $1,037,234


(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos County leases and 360,000 shares of the Company's restricted common stock. e Company has accrued $38,333 in interest on the note payable as of May 31, 2008. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2) The Company financed the annual directors and officers liability insurance premium. Principal and interest (9.50% per annum) payments are due monthly in the amount of $1,521.87. The note payments are unsecured.

(3) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans are due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 205,900 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years . The Convertible Loans are convertible into common shares of the Company at $0.75 per share for a total of

476,667 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2008. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company analyzed the conversion feature under FAS 133 and EITF 00-19 and determined that equity classification was appropriate. The Company also analyzed the conversion feature under EITF 98-5 and determined it contained a beneficial conversion feature with an intrinsic value of $94,367. The entire amount was treated as a discount to the Convertible Loans and was amortized to interest expense during the year ended May 31, 2008.

Through May 31, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $9,187 at May 31, 2008 on the Convertible Loans.

The Company may force conversion of the Convertible Loans into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(4) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $25,912 in interest as of May 31, 2008. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

In addition to the above, during the year ended May 31, 2008, the Company issued a $101,200 unsecured convertible note due in August of 2009, convertible at $0.75 per share and bearing interest at 12%. The Company analyzed the conversion feature under FAS 133 and EITF 00-19 and determined that equity classification was appropriate. The note was analyzed under EITF 98-5 and determined to contain a beneficial conversion feature with an intrinsic value of $18,975, which was treated as a discount against the note. The principal of $101,200 plus accrued interest of $2,928 was converted during the period into 130,160 shares of stock. At the date of conversion, the remaining balance of the unamortized discount resulting from the beneficial conversion feature was amortized to interest expense.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

During the year ended May 31, 2008, the Company consummated the following transactions:

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

11/30/2007 Sold 685,334 common shares @ $0.75 per share for cash for a private placement

11/30/2007 Issued 4,085,000 common shares @ $1.08 per share in payment for services and fees to officers and directors

01/01/2008 Issued 376,427 common shares @ $1.10 per share for payment of trade payables

01/01/2008 Issued 225,280 common shares @ $1.10 per share in payment for services and fees to third parties

2/15/2008 Issued 735,328 common shares @ $0.90 per share in exchange for working interest in various producing oil and gas properties

2/15/2008 Issued 60,000 common shares @ $0.90 per share in payment for services and fees to third parties

2/19/2008 Sold 846,168 common shares @ $0.75 per share for cash for a private placement

2/19/2008 Issued 249,000 common shares @ $1.00 per share in payment for services and fees to third parties

2/19/2008 Issued 360,000 common shares as additional collateral on a note payable - these shares are not outstanding.

3/14/2008 Issued 39,469 common shares @ $1.37 per share in payment for services and fees to third parties

12/01/2007 Issued 900,000 warrants valued at $963,426 in payment for services and fees exercisable at $.01 per share. The warrants vested immediately and accordingly the entire fair value was expensed on the date of grant. The fair value of the warrants was determined using the Black-Scholes pricing model with inputs of the stock price on the grant date, expected term of 1.5 years, risk free interest rate of 3.26%, volatility of 69.81 % and no dividends.

NOTE 8 - WARRANTS OUTSTANDING AND EXERCISED

As of May 31, 2007 there were 950,000 warrants outstanding from a stock Private Placement financing consummated on January 23, 2007. These warrants are exercisable at $1.00 per share and expire on January 23, 2009.

During 2008, a total of 984,510 warrants were granted to third parties. 900,000 of these were granted to one individual for services (see Note 7), 70,000 were granted to private placement investors in accordance with terms in the above paragraph and 14,510 were granted to a placement agent. No warrants were exercised or forfeited during the year. As a result, a total of 1,934,510 warrants were outstanding as of May 31, 2008 and had an aggregate intrinsic value of $459,000. Furthermore these warrants had a weighted average remaining life of 1.54 years.

Subsequent to year-end, 500,000 cashless warrants were exercised on June 16, 2008, which resulted in the issuance of 492,308 common shares.

On July 1, 2008, 400,000 cashless warrants were cancelled as a result of the re-negotiation of a consulting agreement.

On July 15, 2008, 14,510 cashless warrants were exercised resulting in the issuance of 5,960 common shares.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

We currently occupy approximately 1,316 square feet of office space under a lease service agreement dated April 15, 2008 for a term of 36 months. The office is located at Suite 205, 1717 St. James Place, in Houston, Texas. For the period from May 1, 2008 to April 30, 2009, the monthly rental amount is $2,303. From May 1, 2009 to April 30, 2010, the monthly rental amount is $2,376. From May 1, 2010 to April 30, 2011, the monthly rental amount is $2,413. For the fiscal year ended May 31, 2008, the Company incurred $10,056 for office rental expenses.

Litigation

The Company is aware of the following pending or threatened litigation. All of the litigation below relates to outstanding liens and encumbrances against approximately 7 wells acquired from Star of Texas during the year (see Note 4). Exterra expects to be able to settle these and the other liabilities and liens for approximately $5,000,000.

At May 31, 2008, the following litigation is pending:

1. Cause No. 08-05-07052: Hope Drilling Company and Hope Workover Services, Inc. vs Exterra Energy Inc.; in the District Court of Crockett County Texas; 112th Judicial District
          a. This is a suit on a debt in the amount of $21,331 plus attorney's fees.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

2. Cause No. cv-07-1477; Pathfinder Energy Services, Inc. v Star of Texas Energy, Inc.; in the District Court of Parker County, Texas; 415th Judicial District
          a.   This is a suit on debt in the amount of $128,601.
          b.   Answer has been filed.
          c.   Management intends to attempt to resolve this matter.

3. Cause No. 08-09-632; Wolsey Well Service, L.P. v. Star of Texas Energy Services, Inc. and Exterra Energy Inc.; In the District Court of Wise County, 271st Judicial District
          a. This is a suit for declaratory judgment regarding regulatory lease lines as property lease lines.
          b.   An attorney is being sought to defend this lawsuit.
          c.   This matter will probably need to be tried.

The following litigation is pending against Star of Texas Energy Services, Inc. and includes Exterra Energy Inc.

1. Cause No. 07-0097; Citrus Energy Inc. v Star of Texas Energy, Inc, et al; in the District Court of Jack County, Texas; 271 Judicial District
          a.   This is a suit on debt in the amount of $260,750.
          b.   Answer and Counterclaim are being prepared at this time.
          c.   Management intends to attempt to resolve this matter.

2. Cause No. cv-07-2416; Citrus Energy Inc. v Star of Texas Energy, Inc, et al; in the District Court of Parker County, Texas; 43rd Judicial District
          a.   This is a suit on debt in the amount of $1,155,771.
          b.   Answer and Counterclaim are being prepared at this time.
          c.   Management intends to attempt to resolve this matter.

3. Cause No. 2008-32032; Sharewell Energy Services, LP v Star of Texas Energy, Inc, et al; in the District Court of Harris County, Texas; 61st Judicial District
          a. This is a suit on debt in the amount of $491,870 plus attorney's fees.
          b.   No answer has been filed on behalf of the Company.
          c.   Management intends to attempt to resolve this matter.

4. Cause No. 42693: Oil Field Services Company, Inc. v Exterra Energy Inc.; in the District Court of Palo Pinto County Texas; 29th Judicial District
          a. This is a suit on a debt in the amount of $3,597 plus attorney's fees.
          b.   No answer has been filed on behalf of the Company.
          c. Management's current stance is that this is the debt of another entity.

5. Cause No. C20077560; Granbury Thompson Group, LLC v. Star of Texas Energy Services, Inc., et al; In the District Court of Hood County, Texas; 355th Judicial District.
          a. This is a suit on debt in the amount of $10,923.20 and a suit for recovery of funds advanced for drilling in the amount of $72,398.50.
          b.   Answer has been filed.
          c. Management's current indication is that it intends to attempt to resolve this matter.

The following conflicts are litigation matters that currently exist in which threats to bring Exterra in to the litigation have been made:

1. Cause No. C2007560; Texas CES, Inc. et al v Star of Texas Energy, Inc. et al; in the District Court of Hood County, Texas; 355th Judicial District
          a. This is a suit on debt in the amount of $127,394 and an anticipated counter-claim in an unliquidated amount exceeding $900,000.
          b.   Answer has been filed.
          c.   Management intends to attempt to resolve this matter.

2. Cause No. CV 07-2373; Texas CES, Inc. et al v Star of Texas Energy, Inc. et al; in the District Court of Parker County, Texas; 43rd Judicial District
          a. This is a suit on debt in the amount of $44,140.45 and the Company disputes as to the service provided specifically an offset for pipe that was recovered from this site and returned to CES in the amount of approximately $30,000.
          b.   Answer has been filed.
          c.   Management intends to attempt to resolve this matter.

3. Cause No. CV 2007-60297; Texas CES, Inc. et al v Star of Texas Energy, Inc. et al; in the District Court of Denton County, Texas; 393rd Judicial District
          a.   This is a suit on debt in the amount of $10,395.
          b.   Answer has been filed.
          c.   Management intends to attempt to resolve this matter.

Management efforts to resolve all these matters will include litigation and settlement negotiation.

NOTE 10 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

                                                  May 31, 2008    May 31, 2007
                                                  ------------    ------------
Computed at U.S. and State statutory rates (34%)   $(2,994,635)   $  (210,513)
Permanent differences                                2,346,485         92,480
Changes in valuation allowance                         648,150        118,033
                                                   -----------    -----------
    Total                                          $      --      $      --
                                                   ===========    ===========


Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                   May 31, 2008     May 31, 2007
                                                   ------------     ------------
Deferred tax assets:
    Net operating loss carryforwards                 $ 820,200       $ 121,690
Oil and gas properties                                 (50,360)
Less valuation allowance                              (769,840)       (121,690)
                                                     ---------       ---------
        Total                                        $    --         $    --
                                                     =========       =========


At May 31, 2008, Exterra Energy, Inc. had a net operating loss carryforwards for federal and state income tax purposes of approximately $2,264,000 which will begin to expire, if unused, beginning in 2027. The valuation allowance increased approximately $648,150 and $118,033 for the years ended May 31, 2008 and 2007, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to May 31, 2008, Exterra issued:
     1. 35,000 shares of common stock valued at $7,000 for services to a consultant
     2.   492,308 shares of common stock for a cashless warrant exercise (see
          Note 8)
     3. 500,000 shares of common stock valued at $200,000 for services to an officer
     4. 300,000 shares of common stock valued at $60,000 for services to an officer
     5.   5,960 shares of common stock for a cashless warrant exercise (see Note
          8)
     6. 665,000 shares of common stock sold for $133,000 pursuant to a private placement

          SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   (UNAUDITED)

The following supplemental unaudited information regarding The Company's oil and gas activities is presented pursuant to the disclosure requirements of SFAS No.
69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

(1)  Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                       At              At
                                                  May 31, 2008    May 31, 2007
                                                  ------------    ------------

Proved oil and gas producing properties and
   related lease and well equipment               $ 16,393,149    $    600,000
Unproved oil and gas properties                        669,600            --
                                                  ------------    ------------
Accumulated depreciation and depletion                (319,496)        (12,000)
                                                  ------------    ------------

Net Capitalized Costs                             $ 16,743,253    $    588,000
                                                  ------------    ------------


(2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

                                      For the Year Ended     For the Year Ended
                                         May 31, 2008           May 31, 2007
                                         ------------           ------------
Acquisition of Properties
     Proved                              $15,896,135            $   600,000
     Unproved                                669,600                   --
Exploration Costs                               --                     --
Development Costs                            197,014
                                         -----------            -----------
Total                                    $16,762,749            $   600,000
                                         ===========            ===========

All operations of The Company are located in the United States.

(3)  Results of Operations for Producing Activities:

                                                     For the Year   For the Year
                                                         Ended         Ended
                                                     May 31, 2008   May 31, 2007
                                                     ------------   ------------
Sales                                                $ 1,192,253    $    50,578
Production costs                                        (841,430)      (108,935)
Depreciation and depletion                              (325,496)       (12,000)
                                                     -----------    -----------
Income tax expense                                          --             --
                                                     -----------    -----------
Results of operations for producing activities
  (excluding corporate overhead and interest costs)  $    25,327    $   (70,357)
                                                     -----------    -----------


(4)  Reserve Quantity Information

                                                          Oil            Gas
                                                         (BBL)          (MCF)
                                                       ----------    ----------

May 31, 2007                                            - nil --      - nil --
                                                       ----------    ----------
Revisions of previous estimates for improved recovery        --            --
Purchases of minerals in place                             29,093     6,901,870
Extensions and discoveries                                   --            --
Production                                                   (403)     (124,630)
Sales of minerals in place                                   --            --
 May 31, 2008*                                             28,690     6,777,240
                                                       ----------    ----------


* Proved Developed Producing Reserves are 1,910 Barrels of Oil and 1.108 BCF of gas.

During the year ended May 31, 2008, The Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

(5) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                               May 31, 2008    May 31, 2007
                                               ------------    ------------
Future cash inflows                            $ 76,423,350    $       --
                                               ------------    ------------
Future production                               (18,905,800)           --
                                               ------------    ------------
Future development costs                         (7,315,340)           --
Future income tax expense                       (10,726,992)           --
Future net cash flows                            39,475,218            --
                                               ------------    ------------
Discounted for estimated timing of
  cash flows                                    (16,457,167)           --
                                               ------------    ------------
Standardized measure of discounted
  future net cash flows                        $ 23,018,051    $       --
                                               ------------    ------------

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                        Years ended March 31,
                                                    ----------------------------
                                                        2008            2007
                                                    ------------    ------------

Standardized measure, beginning of year             $       --      $       --
Extensions, discoveries and improved recovery               --              --
Revisions of previous estimates                             --              --
Purchases of minerals in place                        29,623,803            --
Sales of minerals in place                                  --              --
Net change in prices and production costs                   --              --
Accretion of discount                                       --              --
Oil and gas sales, net of production costs              (350,823)           --
Changes in estimated future development costs               --              --
Previously estimated development cost incurred              --              --
Net change in income taxes                            (6,254,929)           --
Change in timing of estimated future production             --              --
                                                    ------------    ------------
Standardized measure, end of year                   $ 23,018,051    $       --
                                                    ============    ============


The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production data. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact the Company does not own the land.

Subsequent development and production of the Company's reserves will necessitate revising the present estimates. In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting the Company's oil and gas producing activities. Therefore, the Company suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

The Company engaged Moore & Associates, Chartered ("Moore") as its independent auditor on June 1, 2006. On April 9, 2008, the Company dismissed the firm of Moore & Associates, Chartered as its independent registered public accounting firm and engaged the firm of Malone & Bailey as its independent registered public accounting firm as of and for the fiscal year ended May 31, 2008. Prior to April 9, 2008, the Company had not consulted with Malone & Bailey regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by Malone & Bailey concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

The decision to the principal auditor was recommended and approved by the Company's Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial Officer, who was hired on December 1, 2007, and prior to that point, by an external consultant. Our CEO does not possess accounting expertise and our Company does not have an audit committee. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of May 31, 2008.

ITEM 9B. OTHER INFORMATION
--------------------------

None.

Reports on Form 8-K

Since the beginning of our fiscal fourth quarter commencing March 1, 2008 through the date of this report, we have filed current reports on Form 8-K reporting the following:


On April 4, 2008 the Company filed a Form 8K announcing the resignation of Mr.
Gordon C. McDougall as an officer of the Company. Mr. McDougall remains on the Board of Directors. Mr. Ray Ledesma was been appointed to serve the remainder of Mr. McDougall's term as President and Mr. Ledesma will retain his position as Chief Executive Officer and as a Director of the Company until the next annual meeting of the Directors.

On April 9, 2008, the Company filed a Form 8K announcing the dismissal of the firm of Moore & Associates, Chartered as its independent registered public accounting firm and that they have engaged the firm of Malone & Bailey as its independent registered public accounting firm as of and for the fiscal year ended May 31, 2008.

On June 25, 2008, the Company filed a Form 8K announcing the resignation of Mr.
Gordon C. McDougall as a Director of the Company effective June 23, 2008. There was no disagreement with the Company on any matters relating to the Company's operations, policies or practices. The Company also reported that it moved its corporate offices from Suite 250 to Suite 205, 1717 St. James Place, Houston,
Texas 77056 and the telephone and fax number remain the same.

One July 11, 2008, the Company filed a Form 8K announcing that Mr. John Punzo was named Chairman of the Board of Directors and Chief Executive Officer. Mr.
Ray Ledesma resigned as Chief Executive Officer and will remain President and a member of the Board of Directors in addition to taking on the duties of Chief
Operating Officer of the Company. Mr. Ledesma has no disagreement with the Company on any matters relating to the Company's operations, policies or practices.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

The following table sets forth the names, ages, and offices held by our directors and executive officers as of the end of our fiscal year:

Name                    Position                             Director Since      Age
----                    --------                             --------------      ---
Ray Ledesma*            Chief Executive Officer, President   December 5, 2006    55
                        and Director
Randall K. Boatright    Chief Financial Officer, Executive   December 1, 2007    59
                        Vice President and Director
James D. Romano         Secretary, Treasurer and Director    November 14, 2006   51
Gordon C. McDougall**   Director                             December 22, 2006   53
Frank Simmen            Director                             October 24, 2007    51

*Subsequent to the year-end on July 1, 2008, Mr. John Punzo was appointed
Chairman of the Board and Chief Executive Officer. Mr. Ledesma resigned as Chief
Executive Officer and was appointed Chief Operating Officer; he remained
President.


**On April 4, 2008, Mr. McDougall resigned as an officer of the Company, but remained on the Board of Directors. Subsequent to the fiscal year end, on June
23, 2008, Mr. McDougall resigned as a Director of the Company.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have compensated our independent director for service by the issuance of 325,000 restricted common shares of the Company. The Board of Directors and the directors are reimbursed for expenses incurred for attendance at meetings of the Board and any committee thereof. Executive officers are appointed annually by the Board and each executive officer serves at the discretion of the Board.

The business experience of each of the persons listed above during the past five years is as follows:

John Punzo, Chairman, CEO & Director*

Since 1981, Mr. Punzo has served as a Director and as President or Chief
Executive Officer of several businesses. During this time, Mr. Punzo played a key role in launching, directing and obtaining the funding for a few of these entities into the public markets. Mr. Punzo has assembled a successful team of energy experts, along with experienced accountants, financial and legal advisors to assist his efforts. His experience and corporate leadership, combined with his dedication to ensuring strict compliance and adherence to the rules and regulations of the Securities and Exchange Commission, are a matter of record.
In 2002, Mr. Punzo led the restructuring of Sonoran Energy, Inc. into a successful energy company. He departed in 2004 to further develop his energy consultancy and private management group. Most recently, Mr. Punzo was CEO of Wentworth Energy Inc., an East Texas oil and gas exploration company. His experience and corporate leadership, combined with his prior knowledge of the oil and gas industry, make Mr. Punzo not only qualified, but also fully committed to establish Exterra Energy as an industry leader in the oil and gas sector.

Ray Ledesma, President, COO, & Director*

Mr. Ledesma, who has served as a director of Exterra since December 2006, is President of Star Of Texas Energy Services, Inc. He also serves as President of
The Legacy Corporation, Hydro-FX, Inc., Star Of Texas Mineral Resources, LLC and is a Managing Member of Barnett Holding, LLC. These entities are in stages of divesting their assets an are not a distraction or burden on his services to Exterra. He is a graduate of Rice University with a BS in Chemical Engineering in 1977. He began his career with Amoco Production Company where he was re-trained as a petroleum reservoir engineer. Mr. Ledesma is the founder of Star
Of Texas Energy Services, Inc. He has structured and funded drilling programs that have resulted in over 200 wells and the discovery of five (5) new gas fields. He has drilled and completed over 90 Barnett Shale Wells since 2001.
Other experiences of note include providing drilling and engineering consulting services in deep gas plays of western Oklahoma, the Vicksburg gas trend of Starr and Hidalgo Counties, Texas, as well as the Miocene, Frio and Yegua gas trends of the Texas Gulf Coast.


Randall K. Boatright, CFO, EVP & Director

Most recently Mr. Boatright served as Interim President and Chief Executive
Officer, Chief Financial Officer and Director of Dexterity Surgical, Inc. He has extensive experience in the energy business as he was formerly Executive Vice
President, Chief Financial Office and Director of Abraxas Petroleum Corporation
(AMEX:ABP) and Controller of a large private independent oil & gas company.
Prior to that, Mr. Boatright practiced accounting with the firm of Coopers &
Lybrand LLP. He is a Certified Public Accountant and a graduate of the College of William & Mary in Virginia.

James D. Romano, Corporate Secretary & Director

Mr. Romano has served as an officer and director of Exterra Energy, Inc. since
November 2006. Prior to joining the Company, Mr. Romano founded Horizon
Industries Ltd. ("Horizon") in 2003, where he aggressively launched the Company into the oil and gas business in the United States. Mr. Romano acted as President and Director of Horizon, where he led the company through its formative stage to production and cash flow. Mr. Romano resigned as an officer of Horizon in November, 2005 and as a director in February, 2006. For the past
15 years, Mr. Romano has been involved in the management, strategic planning, corporate communications and financing of companies in the oil and gas, as well as mining sectors. He has been instrumental in the due diligence and financing of project acquisitions. Mr. Romano brings a diverse 30 years of business and entrepreneurial skills to the Company.

Frank Simmen, Director

Since graduating from the University of Texas in 1980 with a Bachelor of Business degree, Mr. Simmen has been involved solely in the oil and gas industry. He began his 27 years of experience as a landman with Ballard
Exploration in Houston, Texas. There he concentrated in South Texas, Gulf Coast and in Louisiana overseeing leasing, drilling, completion and operation of wells as well as executing acquisitions, divestitures and negotiating farm-ins and farm-outs with major oil companies. Prior to founding his own company, Jackson and Simmen Drilling, Inc., he served 12 years from 1998-2003 as Vice President with McCarthy Oil and Gas. Having a broad knowledge of leasing, drilling and production of oil and natural gas, Mr. Simmen purchased a drilling rig in the Fort Worth Basin in 2003 and formed Jackson and Simmen Drilling. His present company, Wolf Island Oil and Gas, L.P., concentrates in the Fort Worth Basin seeking production and exploration opportunities.

*Subsequent to the year-end, on July 1, 2008, Mr. John Punzo was appointed
Chairman of the Board and Chief Executive Officer. Mr. Ledesma resigned as Chief
Executive Officer and was appointed Chief Operating Officer; he remained
President.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Compensation Discussion & Analysis

We compensate our executive officers through a combination of base salary and equity based awards. The compensation is designed to be competitive and to align the interests of our executive officers with the interests of our stockholders.


This section discusses our executive compensation decisions. It provides qualitative information regarding the manner and context in which compensation is awarded and earned by our Executive Officers.

Compensation Committee

The Company does not currently have a Compensation Committee. Our Board of Directors approves, implements and monitors all compensation and awards to Executive Officers including the Chief Executive Officer, Chief Financial
Officer and the other Executive Officers named in the Summary Compensation Table below, all of whom we refer to as the Executive Officers or named executive officers. In the near future, the Company plans to establish a Compensation
Committee and membership will be determined by the Board of Directors. This
Committee will be composed of independent, non-management directors. It is envisaged that this Committee, in its sole discretion, will have the authority to delegate any of its responsibilities to subcommittees as it deems appropriate.

Compensation Philosophy and Objectives

Our underlying philosophy in the development and administration of Exterra's annual and long-term compensation plans is to align the interests of our Executive Officers with those of Exterra's stockholders.

The compensation currently paid to Exterra's Executive Officers consists of two main elements: base salary and equity based awards. We believe these elements support our underlying philosophy of aligning the interests of our Executive
Officers with those of Exterra's stockholders by providing the Executive
Officers a competitive salary, as well as equity-based incentives to ensure motivation over the long-term.

Exterra does not have any other deferred compensation programs or supplemental executive retirement plans and no perquisites are provided to Exterra's
Executive Officers that are not otherwise available to all employees of Exterra.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary. In determining base salaries for the Executive Officers of Exterra, we aim to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals.


The base salaries paid to our named Executive Officers in Fiscal 2008 are set forth below in the Summary Compensation Table. For Fiscal 2008, base salaries, paid as cash compensation, were $232,300.00. We believe that the base salaries paid achieved our objectives.

The Board approved the following base salaries for Fiscal 2008 as detailed in the table below:

                                                                   Maximum
                                                                    Award      Annual
                              Base       Bonus Award Achieved    (Percentage    Bonus
         Name              Salary (1)   (Percentage of Salary)    of Salary)   Awarded
--------------------------------------------------------------------------------------
John Punzo (2)                $Nil               N/A                 N/A        $Nil
Ray Ledesma (3)               $Nil               N/A                 N/A        $Nil
Randall K. Boatright (4)     $59,400             N/A                 N/A        $Nil
James D. Romano (5)         $108,000             N/A                 N/A        $Nil
Gordon McDougall (6)         $64,800             N/A                 N/A        $Nil
--------------------------------------------------------------------------------------

(1) All of the Executive Officers of the Company have agreed to defer a proportion of their Base Salary. All Executive Officers of the Company are also members of the Board of Directors with the exception of Mr. McDougall.
(2) Mr. Punzo joined the Company on July 1, 2008 as Chairman & CEO, therefore no compensation was paid in Fiscal 2008. Per his Management Consulting
     Agreement, Mr. Punzo is to receive a Base Salary of $150,000.00 per year.
(3)  Mr. Ledesma became an Executive of the Company on October 17, 2007 as CEO
     (he recently resigned as CEO to accommodate the appointment of Mr. Punzo;
     he currently holds the positions of President & COO). Per his Employment
     Agreement, Mr. Ledesma is to receive a Base Salary of $150,000.00 per year.
     Mr. Ledesma has agreed to defer his entire compensation to allow the Company to conserve cash.
(4) Mr. Boatright joined the Company on December 1, 2007 as EVP and CFO. Per his Management Consulting Agreement, Mr. Boatright is to receive a Base
     Salary of $129,600.00 per year.
(5)  Mr. Romano joined the Company on November 14, 2006 as President and CEO
     (subsequently he has resigned from these positions and is currently
     Corporate Secretary and Treasurer). Per his Management Consulting
     Agreement, Mr. Romano is to receive a Base Salary of $129,600.00 per year.
(6)  Mr. McDougall resigned as an Executive Officer of the Company on April 4,
     2008 and as a Director subsequent to the fiscal year-end on June 23, 2008.
     Mr. McDougall was receiving $129,600.00 per year.

Currently all Executive Officers of the Company are receiving half of their monthly Base Salary with the balance being accrued. Subsequent to the fiscal year end, Mr. Romano elected to convert $60,000.00 of his outstanding accrual into restricted shares in the Company.

                                       33

Equity Incentives. The Executive Officers received restricted stock awards as a one-time equity incentive. During Fiscal 2008, Mr. Ledesma received 1,200,000 restricted shares; Mr. Boatright received 1,000,000 restricted shares; Mr. Romano received 1,020,000 restricted shares; and Mr. McDougall received 1,020,000 restricted shares. Subsequent to the year-end, Mr. Punzo received 500,000 restricted shares (an additional 500,000 restricted shares are to be issued on January 1, 2009). All of these restricted stock issuances are one time stock incentive bonuses.

Employee Plan
-------------

Exterra does not currently have an Employee Plan.

Employment Contracts, Change-In-Control Arrangements and Certain Other Matters. We provide the opportunity for our executive officers to be protected under the severance and change in control provisions contained in their employment agreements. We believe that these provisions help us to attract and retain an appropriate caliber of talent for the position. Our severance and change in control provisions for the executive officers are summarized in their respective Employment Agreements.

Other Employee Benefits. Exterra does not currently have an employee benefit plans, such as medical, dental, group life and long-term disability insurance.

Fiscal 2009 Compensation Decisions
----------------------------------

Base Salaries.  No increases in Base salaries are planned for Fiscal 2009.

Equity Incentives. No further equity incentives are planned for Fiscal 2009.

Impact of Regulatory Requirements
---------------------------------

Deductibility of Executive Compensation. In 1993, the federal tax laws were amended to limit the deduction a publicly-held company is allowed for compensation paid to the chief executive officer and to the four most highly compensated executive officers other than the chief executive officer. Generally, amounts paid in excess of $1 million to a covered executive, other than performance-based compensation, cannot be deducted. In order to constitute performance-based compensation for purposes of the tax law, stockholders must approve the performance measures. Since Exterra does not anticipate that the compensation for any executive officer will exceed the $1 million threshold in the near term, stockholder approval necessary to maintain the tax deductibility of compensation at or above that level is not being requested. We will reconsider this matter if compensation levels approach this threshold, in light of the tax laws then in effect. We will consider ways to maximize the deductibility of executive compensation, while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The table below sets forth the information indicated regarding ownership of the Company's common stock, $0.001 par value, the only outstanding voting securities, as of May 31, 2008 with respect to: (i) any person who is known to the Company to be the owner of more than five percent (5%) of the Company's common stock; (ii) the common stock of the Company beneficially owned by each of the directors of the Company and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Security Ownership of Certain Beneficial Owners

                                         Amount and Nature of      Percent
Name and Address of Beneficial Owner     Beneficial Ownership      of Class
---------------------------------------------------------------------------

Ray Ledesma                                   9,352,500(1)          33.68%
1717 St. James Street, Suite 205
Houston, Texas 77056

James D. Romano                               1,500,000              5.25%
1717 St. James Street, Suite 205
Houston, Texas 77056

John Punzo                                      596,016(2)           2.08%
16149 Morgan Creek Crescent
Surrey, BC, V3S 0J2

Randall K. Boatright                          1,030,500              3.60%
1717 St. James Street, Suite 205
Houston, Texas 77056

Frank Simmen                                    325,000              1.13%
1717 St. James Street, Suite 205
Houston, Texas 77056

All Officers and Directors as a Group        12,804,016             45.74%


(1) Ray Ledesma directly owns 1,512,500 restricted common shares (5.45%), Star of Texas Energy Services, Inc. directly owns 40,000 restricted common shares (0.014%), Star of Texas Minerals Resources LLC directly owns 620,000 restricted common shares (2.23%) and Hydro-FX Inc. directly owns 135,000 restricted common shares (0.048%). Mr. Ledesma owns 100% of Star of Texas Mineral Resources, LLC and Hydro-FX Inc. Mr. Ledesma is also the trustee of SMLL Trust, which holds 100% of the shares of Star of Texas Energy Services, Inc., which directly holds 7,045,000 restricted common shares (25.37%).
(2) According to a Management Agreement signed July 1, 2008, Panterra Capital Inc., a company held 100% by Mr. Punzo received 500,000 common shares on July 1, 2008 and will receive an additional 500,000 common shares on January 1, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth under
Item 1 above, Recent History describing the Star of Texas acquisition from Mr. Ledesma and affiliates.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended May 31, 2008 and 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending August 31, November 30, and February 28, 2007 and 2008, were:

                                                         2008          2007
                                                         ----          ----

      Malone & Bailey PC                              $27,500.00    $     0.00
      Moore & Associates, Chartered                   $10,000.00    $ 7,500.00

Audit Related Fees

For the years ended May 31, 2008 and 2007, there were no fees billed for assurance and related services by our Auditor relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

We do not use our Auditors for tax compliance, tax advice and tax planning.

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

The Board of Directors has considered the nature and amount of fees billed by our Auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PC's independence.

ITEM 15. EXHIBITS
-----------------

Exhibit No.       Exhibit Name
-----------    ------------------------------------------

3.1       Articles of Incorporation (previously filed with Form SB-1 on July 20,
          2006)
3.2       Bylaws (previously filed with Form SB-1 on July 20, 2006)
3.3 Certificate of Amendment of Articles of Incorporation (previously filed with Form 10-KSB on August 29, 2007)
10.1 Agreement with Green Gold Jade Property, Dated February 24, 2006, (previously filed with SB-1 on July 20, 2007)
10.2 Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on September 20, 2007)
10.3 Amended Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on October 23, 2007)
10.4      Management Agreement of James D. Romano *
10.5      Management Agreement of Ray Ledesma *
10.6      Management Agreement of Randall K. Boatright *
10.7      Management Agreement of John Punzo *
23.1      Consent of Harper & Associates, independent petroleum engineers  *
23.2 Consent of Moore & Associates, Chartered, independent public accounting firm *
31.1      Certification of Principal Executive Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2      Certification of Principal Financial Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EXTERRA ENERGY INC.


                                             BY: /S/ RAY LEDESMA
                                             -----------------------------------
                                             Ray Ledesma
                                             President and Director

                                             Date: September 19, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                         Title                      Date
        ---------                         -----                      ----


/S/ JOHN PUNZO                     Chairman and Chief         September 19, 2008
--------------------------         Executive Officer
John Punzo


/S/ RAY LEDESMA                    President & Director       September 19, 2008
--------------------------
Ray Ledesma


/S/ RANDALL K. BOATRIGHT           Chief Financial Officer,   September 19, 2008
--------------------------         Executive Vice President
Randall K. Boatright               and Director



/S/ JAMES D. ROMANO                Secretary, Treasurer and   September 19, 2008
--------------------------         Director
James D. Romano


/S/ FRANK SIMMEN                   Director                   September 19, 2008
--------------------------
Frank Simmen