Form 10-Q
period 2008-08-31
Exterra Energy Inc.
filed 2008-10-15
CIK 1367387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        Commission File Number: 000-52319

                               EXTERRA ENERGY INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                 20-5086877
            ------                                 ----------
   (State of Incorporation)          (I.R.S. Employer Identification Number)

              1717 St. James Place, Suite 250, Houston, Texas 77056
              -----------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (713) 877-8847
                                 --------------
              (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) [ ] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                             [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       29,784,054 shares of common stock were issued and outstanding as of
                                October 9, 2008.

                               EXTERRA ENERGY INC.

                                      INDEX

Part I Financial Information

Item 1.  Financial Statements

         Balance Sheet                                                         1
         Statements of Operations and Deficit                                  2
         Statements of Cash Flows                                              3
         Notes to Financial Statements                                         4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9

Item 4.  Controls and Procedures                                               9

Item 4T. Controls and Procedures                                               9


Part II Other Information

Item 1.  Legal Proceedings                                                    11

Item 1A. Risk Factors                                                         11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             12


                                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       EXTERRA ENERGY INC.
                                         BALANCE SHEETS
                                           (Unaudited)

                                                                  August 31, 2008   May 31, 2007
                                                                  ---------------   ------------

CURRENT ASSETS:

       Cash and equivalents                                         $     93,969    $      9,190

       Oil and gas receivable                                            332,358         295,107

       Prepaid expenses and other current assets                          10,609          11,327
                                                                    ------------    ------------

                    TOTAL CURRENT ASSETS                                 436,936         315,624

       OIL AND GAS PROPERTIES, successful efforts method,
       net of accumulated depletion of $448,009 and $319,496          15,945,140      16,073,653

       OIL AND GAS PROPERTIES, unproved                                  669,600         669,600

       VEHICLES, FURNITURE AND EQUIPMENT, net of
       accumulated depreciation of $5,776 and $3,856                      30,835          32,754

       OTHER ASSETS                                                        9,913           9,913
                                                                    ------------    ------------

                    TOTAL ASSETS                                    $ 17,092,424    $ 17,101,544
                                                                    ============    ============


CURRENT LIABILITIES:

       Accounts payable and accrued expenses                        $  6,502,560    $  6,666,790

       Oil and gas properties purchase note payable                      200,000         200,000

       Notes payable                                                     832,669         837,234
                                                                    ------------    ------------

                    TOTAL CURRENT LIABILITIES                          7,535,229       7,704,024

NON-CURRENT LIABILITIES:

       Asset retirement obligations                                      219,916         214,660

                    TOTAL LIABILITIES                                  7,755,145       7,918,684
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY:

       Common stock: $0.001 par value
       75,000,000 shares authorized: 29,774,054
       and 27,765,786 shares issued and outstanding, respectively         29,774          27,766
       Additional paid-in capital                                     19,004,992      18,592,750
       Accumulated deficit                                            (9,697,487)     (9,437,656)
                                                                    ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                             9,337,279       9,182,860
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 17,092,424    $ 17,101,544
                                                                    ============    ============


                          See accompanying notes to financial statements


                               EXTERRA ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Three Months Ended
                                                 --------------------------------
                                                 August 31, 2008  August 31, 2007
                                                 ---------------  ---------------


REVENUE:                                          $    607,433     $     18,947

    Oil and gas sales

OPERATING EXPENSES:

    Lease operating expenses                           212,346           24,036

    Depreciation, depletion and accretion              135,688            6,000

    General and administrative                         484,247          590,966
                                                  ------------     ------------

        Total Expenses                                 832,281          621,002
                                                  ------------     ------------


LOSS FROM OPERATIONS                                  (224,848)        (602,055)
                                                  ------------     ------------

OTHER EXPENSES:

    Interest Expense                                   (34,983)         (20,827)
                                                  ------------     ------------

NET LOSS                                          $   (259,831)    $   (622,882)
                                                  ============     ============


LOSS PER SHARE - BASIC AND DILUTED                $      (0.01)    $      (0.05)


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                     28,615,303       11,494,000




                 See accompanying notes to financial statements


                                            EXTERRA ENERGY INC.
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                                 For the Three Months Ended
                                                                              ---------------------------------
                                                                              August 31, 2008   August 31, 2007
                                                                              ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                                  $(259,831)       $(622,882)
       Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation, depletion and accretion                               135,688            6,000
               Stock issued for services                                           283,250          452,675
               Amortization of loan fees                                              --             12,705
       Changes in operating assets and liabilities:
               O&G receivables                                                     (40,781)            --
               Prepaid expenses and other current assets                             4,248             --
               Accounts payable                                                   (267,864)           5,144
               Accrued expenses                                                    103,634             --
                                                                                 ---------        ---------

                    Net Cash Used by Operating Activities                          (41,656)        (146,358)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of fixed assets                                                       --           (115,411)

                    Net Cash Used in Investing Activities                             --           (115,411)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of stock                                                 131,000             --
       Borrowings on debt                                                             --            100,000
       Principal payments on long term debt                                         (4,565)            --
                                                                                 ---------        ---------

                    Net Cash Provided by Financing Activities                      126,435          100,000
                                                                                 ---------        ---------

           NET CHANGE IN CASH                                                       84,779         (161,769)

           CASH AT BEGINNING OF PERIOD                                               9,190          260,699
                                                                                 ---------        ---------

           CASH AT END OF PERIOD                                                 $  93,969        $  98,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for:
          Interest                                                               $    --          $    --
          Income taxes                                                           $    --          $    --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties purchased from notes payable                              $    --          $ 300,000
Stock issued upon conversion of warrants and options                             $     498        $    --




                              See accompanying notes to financial statements


                               EXTERRA ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exterra Energy, Inc.
("Exterra") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exterra's annual report on Form 10-K for the year ended May 31, 2008 filed with the SEC on September 19, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2008 annual report on Form 10-K have been omitted.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses.
However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - ACQUISITIONS OF OIL AND GAS PROPERTIES

On October 17, 2007, the Company purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX,
Inc., and Barnett Holding, LLC ("Seller"). These companies were owned or controlled by a Director of the Company at the time of acquisition. The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000 based upon the closing price of the common stock on the date the sales agreement was signed. These shares were issued to Star of Texas Minerals
Resources LLC as to 620,000 common shares, Hydro-FX Inc. as to 135,000 common shares, SMLL Trust as to 7,045,000 common shares and the Director as to 200,000 common shares. SMLL Trust is the owner of Star of Texas Energy Services, Inc. In addition, the Company anticipates and estimates it will be required to settle an additional $7,156,680 of oil and gas trade payables (the "Estimated Payables") due from Star of Texas to outside third parties, bringing the total purchase price to $15,796,680, of which $14,765,280 was allocated to proved properties, which was based on the proportionate estimated reserve value, $669,600 was allocated to unproved properties and the remainder to other assets. The
Estimated Payables relate to outstanding liens and encumbrances against approximately 7 of the wells acquired. The acquisition consists of oil and gas working interests and overriding royalty interests in over 80 wells primarily in North Central Texas (Denton, Wise, Hood, Parker, Jack, Hill and Tarrant
Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture.


Star of Texas Energy Services, Inc. is the operator on a majority of our producing wells and is controlled by our COO.

The results of this acquisition are included in the financial statements from the date of acquisition. Unaudited proforma operating results for Exterra, assuming the acquisition occurred on June 1, 2007 are as follows:

              For the three months ended August 31,
              -------------------------------------
                        2008         2007
              -------------------------------------
Revenues             $ 607,433    $ 156,299

Net Loss              (259,831)    (549,977)

Net Loss per Share       (0.01)       (0.03)


NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations for the three months ended August 31,

                                                           2008       2007
                                                         --------   --------
    Asset retirement obligations at May 31, 2008         $214,660   $   --
    Additions for exploratory and development drilling       --         --
    Accretion expense                                       5,256       --
                                                         --------   --------

    Asset retirement obligations at August 31, 2008      $219,916   $   --
                                                         ========   ========


NOTE 5 - DEBT

Debts outstanding at August 31, 2008 are as follows:

                                                      Balance      Balance     Maturity
                   Note                              5/31/2008    8/31/2008      Date
----------------------------------------------------------------------------------------
Oil and gas properties purchase note payable        $  200,000   $  200,000    7/15/2008

Note payable to finance insurance premium                7,609        3,044   10/31/2008

Convertible loans                                      367,500      367,500    6/30/2008

Note payable to Coventry Capital, net of discount      462,125      462,125     5/7/2008
                                                    -----------------------
                                                    $1,037,234   $1,032,669
                                                    =======================

All notes except the insurance note payable are in default. As the Company is unable at present to pay the balances due, we are seeking an extension from the lenders. There are no guarantees these discussions will be successful.

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

During the three month period ended August 31, 2008, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/01/2008     Issued 35,000 common shares valued at $0.55 per share in payment for services and fees to third parties

06/25/2008     Issued 492,308 common shares upon the cashless exercise of warrants

07/01/2008     Issued 500,000 common shares valued at $0.40 per share in payment for services and fees to third parties

                                       5

07/31/2008     Issued 300,000 common shares valued at $0.20 per share in payment for services and fees to third parties

08/04/2008     Issued 5,960 common shares upon the exercise of cashless warrants

08/28/2008     Issued 20,000 common shares valued at $0.20 per share in payment for services and fees to third parties

08/28/2008     Issued 655,000 common shares at $0.20 per share for cash in a private placement

NOTE 7 - WARRANTS OUTSTANDING AND EXERCISED

As of May 31, 2008 there were 1,934,510 warrants outstanding.

On June 16, 2008, 500,000 cashless warrants were exercised, which resulted in the issuance of 492,308 common shares.

On July 1, 2008, 400,000 cashless warrants were cancelled as a result of the re-negotiation of a consulting agreement.

On July 15, 2008, 14,510 cashless warrants were exercised resulting in the issuance of 5,960 common shares.

On August 28, 2008, 655,000 warrants were granted to Private Placement investors, who subscribed to invest in our common stock. These warrants are either exercisable in one year @ $.50 per share or in two years @ $.75 per share.

As of August 31, 2008, there were 1,675,000 warrants outstanding.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to August 31, 2008, Exterra issued 135,000 shares of common stock and 135,000 warrants exercisable in one year @ $.50 per share or in two years @ $.75 per share for cash proceeds of $27,000 in a private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the three months ended August 31, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                      Three Months Ended August 31,
                                      2008                      2007
                             -----------------------   -----------------------
                               Amount     Percentage     Amount     Percentage
                             ----------   ----------   ----------   ----------
Total revenues               $ 607,433       100%      $  18,947        100%

Total Expenses                 832,281       137%        621,002       3278%

Total Other Expenses           (34,983)       -6%        (20,827)      -110%

Income before income taxes    (259,831)      -43%       (622,882)     -3287%
Net loss                     $(259,831)      -43%      $(622,882)     -3287%


Three months ended August 31, 2008 and 2007

Oil and Gas Revenues

Revenues for the three months ended August 31, 2008 and 2007 were $607,433 and $18,947, respectively. The increase is due to our purchase of additional working interests primarily through the Star of Texas acquisition. We expect our oil and gas revenues to increase in the following months as our oil and natural gas properties are brought to greater levels of production.

Lease Operating Expenses

Lease operating expenses for the three months ended August 31, 2008 and 2007 were $212,346 and $24,036, respectively. The increase in expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.

Depreciation and Depletion

Depreciation and depletion expenses for the three months ended August 31, 2008 and 2007 were $135,688 and $6,000, respectively. The increase in the depletion and depreciation is due to the increase in production from the oil and gas properties from prior year acquisitions.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2008 and 2007 were $484,247 and $590,966, respectively. The decrease is principally due to the difference financing costs for the three months ended August 31, 2008 and 2007, which were $0 and $192,375, respectively. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.

Interest Expense

Interest expense for the three months ended August 31, 2008 and 2007 were $34,983 and $20,827, respectively. The increase is due to the increase in outstanding debt for the three months ended August 31, 2008.

Net Loss

Our net loss for the three months ended August 31, 2008 and 2007 was $259,831 and $622,882, respectively. The decrease is primarily attributable to the $588,486 increase in revenue for the three months ended August 31, 2008 as compared to 2007.

Liquidity and Capital Resources

As of August 31, 2008, Exterra had cash of $93,969 and negative working capital of $7,098,293. This compares to cash of $9,190 and negative working capital of $7,388,400 for the year ending May 31, 2008.

Debts outstanding at August 31, 2008 are as follows:

(1) Note payable to purchase oil and gas properties $200,000

(2) Note payable to finance insurance premium $3,044

(3) Convertible loans $367,500

(4) Note payable to Coventry Capital, net of discount $462,125

Total debt outstanding - $1,032,669

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $43,333 in interest on the note payable as of August 31, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through August 31, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $18,375 at August 31, 2008 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(4) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $46,708 in interest as of August 31, 2008. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

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

Cash Flow from Operating Activities

For the three-month period ended August 31, 2008, net cash used by operating activities was ($41,656), versus net cash used by operating activities of ($146,358) for the three-month period ended August 31, 2007. This decrease in net cash used by operations activities is primarily due to cash flow generated from field operations due to increased volumes and prices from production.

Cash Flow from Investing Activities

For the three-month period ended August 31, 2008, net cash used in investing activities was $0, versus net cash used by investing activities of a ($115,411) for the three month period ended August 31, 2007. Our investing activities were funded from the use of cash from borrowings on debt and operations.

Subsequent Events

Subsequent to August 31, 2008, Exterra issued 135,000 shares of common stock and 135,000 warrants exercisable in one year @ $.50 per share or in two years @ $.75 per share for cas proceeds $27,000 in a private placement.

Hedging

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from August 31, 2008 through the date of this filing.

Contractual Commitments

Information about contractual obligations at August 31, 2008 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2008.

Off-Balance Sheet Arrangements

As of August 31, 2008, we had no off-balance sheet arrangements.

Related Party Transactions

Star of Texas Energy Services, Inc. is the operator on a majority of our producing wells and is controlled by our COO.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

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


ITEM 4T. CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred in any previously reported legal proceedings involving the Company during the quarter ended August 31, 2008.


ITEM 1A. RISK FACTORS

Not required.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

06/01/2008     Issued 35,000 common shares valued at $0.55 per share in payment for services and fees to third parties in a private placement under Section 4(2) of the `33 Act

06/25/2008     Issued 492,308 common shares upon the cashless exercise of warrants

07/01/2008     Issued 500,000 common shares valued at $0.40 per share in payment for services and fees to third parties in a private placement under Section 4(2) of the `33 Act

07/31/2008     Issued 300,000 common shares valued at $0.20 per share in payment for services and fees to third parties in a private placement under Section 4(2) of the `33 Act

08/04/2008     Issued 5,960 common shares upon the cashless exercise of warrants

08/28/2008     Issued 20,000 common shares valued at $0.20 per share in payment for services and fees to third parties in a private placement under Section 4(2) of the `33 Act

08/28/2008     Issued 655,000 common shares valued at $0.20 per share for cash in a private placement under Section 4(2) of the `33 Act


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The following listings of corporate debt are in default:

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $43,333 in interest on the note payable as of August 31, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized from the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 205,900 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $0.75 per share for a total of 476,667 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2008. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful.

Through August 31, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $18,375 at August 31, 2008 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $46,708 in interest as of August 31, 2008. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS

     31.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Exterra Energy Inc.

                                            By: /s/ John Punzo
                                                ----------------------------
                                                John Punzo
                                                Chief Executive Officer
Date: October 14, 2008