Form 10-Q
period 2008-11-30
Exterra Energy Inc.
filed 2009-01-20
CIK 1367387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                For the quarterly period ended November 30, 2008.


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


            For the transition period from __________ to ___________


                        Commission File Number: 000-52319

                               EXTERRA ENERGY INC.
              ----------------------------------------------------
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

30,342,384 shares of common stock were issued and outstanding as of January 20, 2008.

INDEX

Part I Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheet                                                       3
         Statements of Operations                                            4
         Statements of Cash Flows                                            5
         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

Item 4.  Controls and Procedures                                            15

Item 4T. Controls and Procedures                                            16


Part II Other Information

Item 1.  Legal Proceedings                                                  16

Item 1A. Risk Factors                                                       16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16

Item 3.  Defaults Upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits                                                           17


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            EXTERRA ENERGY, INC.
                                               BALANCE SHEETS


                                                         November 30, 2008             May 31, 2008
                                                         -----------------            -------------
                                                           (Unaudited)                  (Unaudited)
                                                                                        (Restated)
CURRENT ASSETS:
     Cash and equivalents                                   $     37,851               $      9,190
     Oil and gas receivable                                       62,184                    148,114
     Prepaid expenses and other current assets                     2,832                     11,327
                                                            ------------               ------------
               TOTAL CURRENT ASSETS
                                                                 102,867                    168,631
OIL AND GAS PROPERITES, net - successful efforts
method                                                         3,192,528                  4,533,036
OIL AND GAS PROPERITES, unproved                                 669,600                    669,600
VEHICLES, FURNITURE AND EQUIPMENT, net                            28,915                     32,754
OTHER ASSETS                                                       9,913                      9,913
                                                            ------------               ------------
                TOTAL ASSETS                                $  4,003,823               $  5,413,934
                                                            ============               ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $    846,513               $    737,886
     Oil and gas properties purchase note payable                200,000                    207,609
     Notes payable                                               829,625                    829,625
                                                            ------------               ------------
              TOTAL CURRENT LIABILITIES
                                                               1,876,138                  1,775,120
NON-CURRENT LIABILITIES:
     Asset retirement obligation                                  65,959                     62,872

               TOTAL LIABILITIES                               1,942,097                  1,837,992
                                                            ------------               ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized:  30,342,384 and
    27,765,786, respectively
    shares issued and outstanding, respectively                   30,342                     27,766

    Additional paid-in capital                                19,133,156                 18,592,749

    Retained earnings                                        (17,101,772)               (15,044,573)
                                                            ------------               ------------

               TOTAL STOCKHOLDERS' EQUITY                      2,061,726                  3,575,942
                                                            ------------               ------------
               TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                        $  4,003,823               $  5,413,934
                                                            ============               ============

                             See accompanying notes to financial statements



                                                          EXTERRA ENERGY, INC.
                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)

                                                  For the Three Months Ended                For the Six Months Ended
                                            --------------------------------------     -------------------------------------
                                              November 30,                              November 30,
                                                 2008            November 30, 2007        2008            November 30, 2007
                                             ------------        -----------------     ------------      -------------------
REVENUE:
     Oil and gas sales                       $     80,931         $     77,387         $    274,177         $     96,334

OPERATING EXPENSES:

     Lease operating expenses                      76,842              125,682              165,600              149,718
     Depreciation, depletion
        and accretion                              74,600                1,825              139,876                7,825
     Impairment                                 1,207,558                 --              1,207,558                 --
     Consulting fees                              137,210            4,685,963              495,033            5,050,765
     Loss on sale of assets                          --                182,000                 --                182,000
     General and administrative                   126,920              316,920              253,343              543,084
                                             ------------         ------------         ------------         ------------
          Total Expenses                        1,623,130            5,312,390            2,261,410            5,933,392
                                             ------------         ------------         ------------         ------------


LOSS FROM OPERATIONS                           (1,542,199)          (5,235,003)          (1,987,233)          (5,837,058)
                                             ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSES):

     Interest expense                             (34,983)             (42,442)             (69,966)             (63,269)
                                             ------------         ------------         ------------         ------------
          Total Other
Expenses                                          (34,983)             (42,442)             (69,966)             (63,269)
                                             ------------         ------------         ------------         ------------

NET LOSS                                     $ (1,577,182)        $ (5,277,445)        $ (2,057,199)        $ (5,900,327)


NET LOSS PER SHARE - BASIC
AND DILUTED                                  $      (0.05)        $      (0.22)        $      (0.07)        $      (0.32)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED                                    30,124,289           24,109,497           29,379,225           18,362,497


                                           See accompanying notes to financial statements



                                                                EXTERRA ENERGY, INC.
                                                             STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
                                                                     (Unaudited)

                                                                                                 For the Six Months Ended
                                                                                           --------------------------------------
                                                                                            November 30, 2008   November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                   $(2,057,199)       $(5,900,327)
        Adjustments to reconcile net income to net cash provided by operating activities:
     Depletion, depreciation & asset retirement obligation accretion                                139,876              7,825
     Impairment of oil & gas property                                                             1,207,558               --
     Stock issued for services                                                                      344,983          5,243,055
     Loss on sale of oil & gas property                                                                --              182,000
     Amortization of loan fees                                                                         --               86,783
     Changes in operating assets and liabilities
       O&G receivables                                                                               85,930            (56,819)
       Prepaid expenses and other current assets                                                      8,495            (50,000)
       Accounts payable and accrued expenses                                                        148,627            158,437
                                                                                                -----------        -----------
                    Net Cash Used in Operating Activities                                          (121,730)          (329,046)
                                                                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of oil and gas property                                                        --              100,000
     Purchase of fixed assets                                                                          --             (831,477)
                                                                                                -----------        -----------
                    Net Cash Used in Investing Activities                                              --             (731,477)
                                                                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                                                    158,000            514,001
     Borrowings on debt                                                                                --              500,000
     Principal payments on long term debt                                                            (7,609)              --
                                                                                                -----------        -----------
                     Net cash Provided by Financing Activities                                      150,391          1,014,001
                                                                                                -----------        -----------
                 NET INCREASE IN CASH                                                                28,661            (46,522)

                 CASH AT BEGINNING OF PERIOD                                                          9,190            260,699
                                                                                                -----------        -----------
                 CASH AT END OF PERIOD                                                          $    37,851        $   214,177

                                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
          Interest                                                                              $      --          $     9,188
          Income taxes                                                                          $      --          $      --
NON-CASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties purchased for common stock                                               $      --          $ 8,640,000
Stock issued upon cashless conversion of warrants and options                                   $       498        $      --
Stock issued for prior year accounts payable                                                    $    40,000
Stock issued for settlement of debt                                                             $      --          $   104,128


                                         See accompanying notes to financial statements



EXTERRA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS


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

Restatements

The balance sheet as of May 31, 2008 has been restated due to errors discovered in January 2009. See note 8 for details.


NOTE 2 - GOING CONCERN

Pursuant to the recent and ongoing decline in the price of oil and natural gas, the Company has exhausted its financial resources. In addition, the collapse of the world wide financial markets has largely prevented the Company from acquiring new financing. Therefore, substantial doubt exists as to whether our company can continue as a going concern.

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




NOTE 3 - ACQUISITIONS OF OIL AND GAS PROPERTIES

On October 17, 2007, the Company purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX,
Inc., and Barnett Holding, LLC ("Seller"). These companies were owned or controlled by a Director of the Company at the time of acquisition. The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000 based upon the closing price of the common stock on the date the sales agreement was signed. These shares were issued to Star of Texas Minerals
Resources LLC as to 620,000 common shares, Hydro-FX Inc. as to 135,000 common shares, SMLL Trust as to 7,045,000 common shares and the Director as to 200,000 common shares. SMLL Trust is the owner of Star of Texas Energy Services, Inc.
The acquisition consists of oil and gas working interests and overriding royalty interests in various wells primarily in North Central Texas (Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale.
The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture.

Star of Texas Energy Services, Inc. is the operator on a majority of our producing wells and is controlled by our former COO.

The results of this acquisition are included in the financial statements from the date of acquisition. Unaudited proforma operating results for Exterra, assuming the acquisition occurred on June 1, 2007 are as follows:


                            Three Months Ended November 30,               Six Months Ended November 30,
                          ----------------------------------            ----------------------------------
                             2008                   2007                    2008                  2007
                          -----------            -----------            -----------            -----------
Total revenues            $    80,931            $    77,387            $   274,177            $    96,334
Net loss                  $(1,577,182)           $(5,459,455)           $(2,057,199)           $(6,082,327)
Net loss per share              (0.05)                 (0.23)                 (0.07)                 (0.33)


NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations:

Asset retirement
obligations at May 31, 2008                    $62,872
    Additions
    Accretion expense                            3,087
                                               -------

Asset retirement
obligations at November 30, 2008               $65,959
                                               =======




NOTE 5 - DEBT

Debts outstanding at November 30, 2008 are as follows:

                                                  Balance                Balance              Maturity
                    Note                         5/31/2008             11/30/2008               Date
--------------------------------------------     ----------            ----------            ----------

Oil and gas properties purchase note payable     $  200,000            $  200,000            7/15/2008
Note payable to finance insurance
premium                                               7,609                  --              10/31/2008
Convertible
loans                                               367,500               367,500            6/30/2008

Note payable to Coventry Capital                    462,125               462,125            5/7/2008
---------------------------------------------------------------------------------

Total                                            $1,037,234            $1,029,625
=================================================================================

All notes except the insurance note payable are in default. As the Company is unable at present to pay the balances due, we are seeking an extension from the lenders. There are no guarantees these discussions will be successful.


NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

During the six months period ended November 30, 2008, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/01/2008     Issued 35,000 common shares valued at $0.55 per share in payment for services and fees to third parties

06/25/2008     Issued 492,308 common shares upon the cashless exercise of warrants

07/01/2008     Issued 500,000 common shares valued at $0.40 per share in payment for services and fees to third parties
07/31/2008     Issued 300,000 common shares valued at $0.20 per share in payment for services and fees to third parties

08/04/2008     Issued 5,960 common shares upon the exercise of cashless warrants

08/28/2008     Issued 20,000 common shares valued at $0.20 per share in payment for services and fees to third parties

08/28/2008     Issued 655,000 common shares at $0.20 per share for cash in a private placement

09/09/2008     Issued 10,000 common shares at $0.20 per share for cash in a private placement

09/30/2008     Issued 125,000 common shares at $0.20 per share for cash in a private placement

10/15/2008     Issued 300,000 common shares valued at $0.15 per share in payment for services and fees to third parties

11/30/2008     Issued 79,998 common shares valued at an average price of $0.21 per share in payment for current period services and 53,332 common shares valued at $1.33 for prior period accounts payable.


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




In September 2008, Exterra issued 135,000 shares of common stock and 135,000 warrants exercisable in one year @ $.50 per share or in two years @ $.75 per share for cash proceeds of $27,000 in a private placement.

As of November 30, 2008, there were 1,810,000 warrants outstanding.


NOTE 8 - RESTATEMENT (UNAUDITED)

In October of 2007 Exterra acquired multiple oil and gas working interests from Star of Texas. Included in this transaction were certain wells held in escrow due to outstanding liens. In its 10-K for the year ended May 31, 2008, Exterra included these wells as assets and also recorded an estimated settlement liability as part of the purchase price. In addition, subsequent to the acquisition, Exterra recorded revenues, lease operating expenses and depletion expense on the wells above. In January of 2009, it was determined that Exterra had not acquired the legal rights to the escrowed wells nor had Exterra legally assumed the lien obligations. It was also determined that Exterra would not be able to complete the acquisition of these wells. Therefore, it was determined the purchase accounting in the original transaction was incorrect and Exterra needed to restate its 10-K for the year ended May 31, 2008. The original purchase price was $14,740,035, which included $6,100,035 of estimated settlement liabilities related to the liens, and 8,000,000 shares of common stock valued at $8,640,000. After the restatement, only the $8,640,000 of stock remained as the purchase price.

As a result of the restatement, Exterra revised its FAS 144 impairment analysis of its oil and gas properties as of May 31, 2008. Based on the analysis, Exterra determined an impairment loss of $4,169,159 should be recognized for the year ended May 31, 2008. In addition, subsequent to the acquisition of Star of Texas, Exterra paid $1,056,645 to various parties to settle certain obligations against the escrowed wells. Had the acquisition of Star of Texas been accounted for correctly, these costs would have been capitalized as deferred acquisition costs. However, Exterra now knows it will not acquire the wells in question and therefore these costs have been impaired for the year ended May 31, 2008.

The balance sheet and income statement for May 31, 2008 is restated as follows:

As of May 31, 2008:                                                  As Previously                        As
                                                                       Reported       Adjustments       Restated
                                                                    --------------   ---------------- ------------
CURRENT ASSETS:

     Cash and equivalents                                                  9,190     $       --       $      9,190
     Oil and gas receivable                                              295,107         (146,993)(1)      148,114
     Prepaid expenses                                                     11,327             --             11,327
                                                                    ------------     ------------     ------------
               TOTAL CURRENT ASSETS
                                                                         315,624         (146,993)         168,631
OIL AND GAS PROPERITES, net - successful efforts
method                                                                16,073,653      (11,540,617)(2)    4,533,036
OIL AND GAS PROPERITES, unproved                                         669,600             --            669,600
VEHICLES, FURNITURE AND EQUIPMENT, net                                    32,754             --             32,754
OTHER ASSETS                                                               9,913             --              9,913
                                                                    ------------     ------------     ------------
                TOTAL ASSETS                                          17,101,544      (11,687,610)    $  5,413,934
                                                                    ============     ============     ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $  6,666,790     $ (5,928,905)(3) $    737,885
     Oil and gas properties purchase note payable                        200,000             --            200,000
     Notes payable                                                       837,234             --            837,234
                                                                    ------------     ------------     ------------
              TOTAL CURRENT LIABILITIES
                                                                       7,704,024       (5,928,905)       1,775,119
NON-CURRENT LIABILITIES:
     Asset retirement obligation                                         214,660     $   (151,788)(4)       62,872
                                                                    ------------     ------------     ------------
               TOTAL LIABILITIES                                       7,918,684       (6,080,693)       1,837,991
                                                                    ------------     ------------     ------------



STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized: 27,766,000
    and 11,494,000 shares issued and outstanding,
respectively                                                              27,766             --             27,766

    Additional paid-in capital                                        18,592,750             --         18,592,750
    Retained earnings                                                 (9,437,656)      (5,606,917)     (15,044,573)
                                                                    ------------     ------------     ------------
               TOTAL STOCKHOLDERS' EQUITY                              9,182,860       (5,606,917)       3,575,943
                                                                    ------------     ------------     ------------
                TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                               $ 17,101,544      $(11,687,610)    $  5,413,934
                                                                    ============      ============     ============

For the year ended May 31, 2008:

                                                                         As
                                                                     Previously                            As
                                                                      Reported        Adjustments       Restated
                                                                    ------------     ------------     ------------
REVENUE:
     Oil and gas sales                                              $  1,192,253     $   (731,287)(1) $    460,966

OPERATING EXPENSES:
     Lease operating expenses                                            841,430         (413,163)(1)      428,267
     Depreciation, depletion and accretion                               342,533           62,989 (1)      405,522
     Impairment                                                                         5,225,804 (5)    5,225,804
     General and administrative                                        8,430,203             --          8,430,203
     Loss on sale of assets                                              150,195             --            150,195
                                                                    ------------     ------------     ------------
          Total Expenses                                               9,764,361        4,875,630       14,639,991
                                                                    ------------     ------------     ------------

LOSS FROM OPERATIONS                                                  (8,572,108)      (5,606,917)     (14,179,025)
                                                                    ------------     ------------     ------------

OTHER INCOME (EXPENSES):
     Interest expense                                                   (235,637)            --           (235,637)
                                                                    ------------     ------------     ------------
          Total Other Expenses                                          (235,637)            --           (235,637)
                                                                    ------------     ------------     ------------

NET LOSS                                                            $ (8,807,745)    $ (5,606,917)    $(14,414,662)

INCOME PER SHARE - BASIC AND DILUTED                                $      (0.43)    $      (0.28)    $      (0.71)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                                       20,384,021             --         20,384,021




(1) Reversal of revenue, lease operating expenses and depletion previously recorded on wells which Exterra did not have legal rights

(2) Adjustment to Oil & Gas properties due to (3) removal of estimated settlement liability from the original purchase price (5) revised FAS 144 impairment analysis (5) write off of deferred acquisition costs and (4) reversal of asset retirement obligation recorded for wells which Exterra did not have legal rights

(3) Reversal of estimated settlement liability that was originally included in the purchase price

(4) Reversal of asset retirement obligation recorded for wells which Exterra did not have legal rights

(5) Adjustment for a) revised FAS 144 impairment analysis after considering effects of restatement and b) write off of deferred acquisition costs


NOTE 9 - IMPAIRMENT OF OIL AND GAS PROPERTIES


Due to the fall in oil and natural gas prices, Exterra evaluated its oil and gas properties under FAS 144 as of November 30, 2008 to determine if they were impaired. Based on the analysis, Exterra determined an impairment loss of $1,207,558 should be recognized for the six months ended November 30, 2008.





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


Results of Operations

Three Months Ended November 30, 2008 and 2007

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the three months ended November 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                            Three Months Ended November 30,
                                                    2008                                       2007
                                     --------------------------------          ---------------------------------
                                         Amount           Percentage              Amount            Percentage
                                     -------------       ------------          -----------          ------------

Total revenues                        $    80,931               100%           $    77,387                100%

Total Expenses                          1,623,130              2006%             5,130,390               6630%

Total Other Expenses                      (34,983)              -43%               224,442)              -290%

Loss before income taxes               (1,577,182)            -1949%            (5,277,445)             -6820%

Net loss                              $(1,577,182)            -1949%           $(5,277,445)             -6820%


Oil and Gas Revenues


Revenues for the three months ended November 30, 2008 and 2007 were $80,931 and $77,387, respectively. The increase is due to our purchase of additional working interests primarily through the Star of Texas acquisition. We expect our oil and gas revenues to decrease in the following months as oil and natural gas prices have continued to decline.




Lease Operating Expenses

Lease operating expenses for the three months ended November 30, 2008 and 2007 were $76,842 and $125,682, respectively. Prior period expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.


Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the three months ended November 30, 2008 and 2007 were $74,600 and $1,825, respectively. The increase in the depreciation, depletion and accretion was due to the increase in production from the oil and gas properties from prior year acquisitions.


Impairment of Oil and Gas Properties

Depreciation and depletion expenses for the three months ended November 30, 2008 and 2007 were $1,207,558 and $0, respectively. The increase was due to a downward revision of the reserve estimates based on the recent decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.


General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2008 and 2007 were $264,130 and $5,002,883, respectively. The decrease is principally due to the consulting fees for the three months ended November 30, 2008 and 2007, which were $137,210 and $4,685,963 respectively. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.


Interest Expense

Interest expense for the three months ended November 30, 2008 and 2007 were $34,983 and $42,442, respectively. The decrease was due to one debt obligation that was satisfied by the issuance of common stock.


Net Loss

Our net loss for the three months ended November 30, 2008 and 2007 was $1,577,182 and $5,277,455, respectively. The decrease is primarily attributable to the $4,548,753 decrease in consulting fees for the three months ended
November 30, 2008 as compared to 2007.


Six Months Ended November 30, 2008 and 2007

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the six months ended November 30, 2008 and 2007. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                        Six Months Ended August 31,
                                                  2008                               2007
                                      -------------------------------    -----------------------------
                                        Amount            Percentage        Amount        Percentage
                                      -------------      ------------    -------------    ------------
Total revenues                          $ 274,177             100%       $   96,334            100%

Total Expenses                          2,261,410             825%        5,655,058           5870%

Total Other Expenses                      (69,966)            -26%        (245,269)           -255%

Loss before income taxes               (2,057,199)           -750%      (5,900,327)          -6125%

Net loss                              $(2,057,199)           -750%     $(5,900,327)          -6125%




Oil and Gas Revenues

Revenues for the six months ended November 30, 2008 and 2007 were $274,177 and $96,334, respectively. The increase is due to our purchase of additional working interests primarily through the Star of Texas acquisition. We expect our oil and gas revenues to decrease in the following months as oil and natural gas prices have continued to decline.


Lease Operating Expenses

Lease operating expenses for the six months ended November 30, 2008 and 2007 were $165,600 and $149,718, respectively. The increase in expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.


Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the six months ended November 30, 2008 and 2007 were $139,876 and $7,825, respectively. The increase in the depreciation, depletion and accretion was due to the increase in production from the oil and gas properties from prior year acquisitions.


General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2008 and 2007 were $748,376 and $5,401,474, respectively. The decrease is principally due to the consulting fees for the six months ended November 30, 2008 and 2007, which were $495,033 and $5,050,765, respectively. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.


Interest Expense

Interest expense for the six months ended November 30, 2008 and 2007 were $69,966 and $63,269, respectively. The increase is due to the increase in outstanding debt for the six months ended November 30, 2008.


Net Loss

Our net loss for the six months ended November 30, 2008 and 2007 was $2,057,199 and $5,900,327, respectively. The decrease is primarily attributable to the $4,555,732 decrease in consulting fees for the six months ended November 30, 2008 as compared to 2007.


Liquidity and Capital Resources

Pursuant to the recent and ongoing decline in the price of oil and natural gas, the Company has exhausted its financial resources. In addition, the collapse of the worldwide financial markets has largely prevented the Company from acquiring new financing. Therefore, substantial doubt exists as to whether our company can continue as a going concern.

As of November 30, 2008, Exterra had cash of $37,851 and negative working capital of $1,773,271. This compares to cash of $9,190 and negative working capital of $1,606,489 as of May 31, 2008.

Debts outstanding at November 30, 2008 are as follows:


(1)  Note payable to purchase oil and gas properties $200,000

(2)  Convertible loans $367,500

(3)  Note payable to Coventry Capital $462,125

Total debt outstanding - $1,029,625




(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $43,333 in interest on the note payable as of November 30, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through November 30, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $18,375 at November 30, 2008 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $46,708 in interest as of November 30, 2008. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

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


Cash Flow from Operating Activities

For the six month period ended November 30, 2008, net cash used by operating activities was ($121,730), versus net cash used by operating activities of ($329,046) for the six month period ended November 30, 2007. This decrease in net cash used by operations activities is primarily due to cash flow generated from field operations due to increased volumes and prices from production.


Cash Flow from Investing Activities

For the six month period ended November 30, 2008, net cash used in investing activities was $0, versus net cash used by investing activities of a ($731,477) for the six month period ended November 30, 2007. Our investing activities were funded from the use of cash from borrowings on debt and operations.


Cash Flow from Financing Activities

For the six month period ended November 30, 2008, net cash provided by financing activities was $150,391, versus net cash provided by financing activities of a $1,014,001 for the six month period ended November 30, 2007. The decrease in cash provided by financing activities was due to the decrease in funds obtained through stock sales and borrowings for the six months ended November 30, 2008 versus 2007.




Subsequent Events

None.


Hedging

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from November 30, 2008 through the date of this filing.


Contractual Commitments

Information about contractual obligations at November 30, 2008 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2008.


Off-Balance Sheet Arrangements

As of November 30, 2008, we had no off-balance sheet arrangements.


Related Party Transactions

Star of Texas Energy Services, Inc. is the operator on a majority of our producing wells and is controlled by our former COO.


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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred in any previously reported legal proceedings involving the Company during the quarter ended November 30, 2008.


ITEM 1A. RISK FACTORS

In addition to the risk factors listed in our Form 10k for the year ending May
31, 2008, management feels other factors to consider are the recent and ongoing decline in the price of oil and natural gas, and the Company's financial resources have been exhausted. In addition, the collapse of the world wide financial markets has largely prevented the Company from acquiring new financing. Therefore, substantial doubt exists as to whether our company can continue as a going concern.


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

08/28/2008     Issued 655,000 common shares valued at $0.20 per share for cash in a private placement under Section 4(2) of the `33 Act

09/09/2008     Issued 10,000 common shares at $0.20 per share for cash in a private placement

09/30/2008     Issued 125,000 common shares at $0.20 per share for cash in a private placement

10/15/2008     Issued 300,000 common shares valued at $0.15 per share in payment for services and fees to third parties

11/30/2008     Issued 79,998 common shares valued at an average price of $0.21 per share in payment for current period services and 53,332 common shares valued at $1.33 for prior period accounts payable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The following listings of corporate debt are in default:

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $43,333 in interest on the note payable as of November 30, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through November 30, 2008 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $46,313 at November 30, 2008 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.




(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $46,708 in interest as of November 30, 2008. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.


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


                                            Exterra Energy Inc.

                                            By:  /s/   John Punzo
                                                 -------------------------------
                                                 John Punzo
                                                 Chief Executive Officer

Date: January 20, 2008


                                       19