Form 10-K/A
period 2008-05-31
Exterra Energy Inc.
filed 2009-02-17
CIK 1367387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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


State the issuer's revenues for its most recent fiscal year. $460,966


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


Operational Control. The Company's current plan is to build such infrastructure to make it possible to eventually assume operations of the majority of its producing properties. The Company prefers to operate and to own a majority working interest in its oil and natural gas properties. This operating philosophy will enable the Company to control the nature, timing and costs of exploration and development of its properties, as well as the marketing of the resulting production. However, due to a lack of financial and human resources the Company currently is unable to assume operations.

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

Recent Events


On October 17, 2007, the Company purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX, Inc., and Barnett Holding, LLC ("Seller"). These companies were owned or controlled by a Director of the Company at the time of acquisition. The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000 based upon the closing price of the common stock on the date the sales agreement was signed. These shares were issued to Star of Texas Minerals Resources LLC as to 620,000 common shares, Hydro-FX Inc. as to 135,000 common shares, SMLL Trust as to 7,045,000 common shares and the Director as to 200,000 common shares. SMLL Trust is the owner of Star of Texas Energy Services, Inc. Of the total $8,640,000 purchase price, $7,608,600 was allocated to proved properties, which was based on the proportionate estimated reserve value, $669,600 was allocated to unproved properties and the remainder to other assets. The acquisition consists of oil and gas working interests and overriding royalty interests in various wells primarily in North Central Texas(Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture.

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

As a result of the restatement, Exterra revised its FAS 144 impairment analysis of its oil and gas properties as of May 31, 2008. Based on the analysis, Exterra determined an impairment loss of $4,169,159 should be recognized for the year ended May 31, 2008. In addition, subsequent to the acquisition of Star of Texas, Exterra paid $1,056,645 ($642,476 in cash and $414,069 in stock)to various parties to settle certain obligations against the escrowed wells. Had the acquisition of Star of Texas been accounted for correctly, these costs would have been capitalized as deferred acquisition costs. However, Exterra now knows it will not acquire the wells in question and therefore these costs have been impaired for the year ended May 31, 2008.

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


In October 2007, Exterra acquired working interests in various producing wells in the Barnett Shale from Star of Texas Energy Services, Inc. and associated companies; approximately 24 of these wells were subsequently sold. This acquisition of assets included Working Interests and Over-Riding Royalties located on 17,500 acres.


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


University Lands, Pecos County, Texas. In December 2006, Exterra purchased a 100% Working Interest in 12 wells in the West Cardinal field located in Pecos County. As part of the acquisition, we also acquired a 12-mile long pipeline on the property. The Company has completed a 1,700' salt water disposal well in an effort to reduce operating expenses. Our plan is to make efforts to enhance production in the West Cardinal field.


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

Employees


As of the end of our fiscal year on May 31, 2008, we had one employee and three contracted part-time consultants. We also utilize certain outsourced third party consultants to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel.


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


We have generated negative cash flow from operations for the two most recent fiscal years, have an accumulated deficit of $15,044,573 at May 31, 2008 and incurred a net loss of $14,414,662 for the fiscal year ended May 31, 2008. We have defaulted on all note agreements. We have substantial future cash needs to execute our business plan and develop our properties. In the event that we are unable to obtain additional financing to develop our properties and/or attain profitable operations, we may cease to continue as a going concern. The financial statements presented in this annual report do not include any adjustments that might result from the outcome of this uncertainty and if our Company cannot continue as a going concern, our shares could become devalued or even worthless.

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


In October 2007, Exterra acquired working interests in various producing wells in the Barnett Shale from Star of Texas Energy Services, Inc. and associated companies; approximately 24 of these wells were subsequently sold. This acquisition of assets included Working Interests and Over-Riding Royalties located on 17,500 acres.


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


      Proved Developed Producing                  850 BO and 0.502 BCFG
      Proved Developed Non-Producing              220 BO and 0.265 BCFG
      Proved Undeveloped                          18,900 BO and 1.443 BCFG
      Total Proved Reserves                       19970 BO and 2.211 BCFG


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

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

Year ended May 31,
                                                      ---------------------
  Gas and Oil Properties, net:                        2008            2007*
                                                      ----            ----

  Proved developed gas reserves-Mcf (1)              767,690          -nil-

  Proved undeveloped gas reserves-Mcf (2)          1,443,360          -nil-

        Total proved gas reserves-Mcf              2,211,050          -nil-

  Proved developed crude oil and
     Condensate reserves-Bbls (1)                      1,070          -nil-

  Proved undeveloped crude oil and
     Condensate reserves-Bbls (2)                     18,900          -nil-

        Total proved crude oil and condensate
         Reserves-Bbls                                19,970          -nil-


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

                                           Year Ended May 31,
                                 ---------------------------------------
                                       2008                   2007
                                 ---------------       -----------------
                                 Gross      Net        Gross       Net
                                 -----      ---        -----       ---

         Total Wells:
            Productive           54.000     5.15       32.000     25.250
            Non-Productive        6.000     6.00       21.000     15.750
               Total             60.000    11.15 *     53.000     41.000


*During the year, the Company sold 41 gross wells (30.75 net wells) that were located on the Burnett and Wuckowitsch leases.

Year Ended May 31,
                                                    ------------------
                                                     2008        2007
                                                    ------      ------

         Average Sales Price per Unit
         Produced:
           Natural Gas ($Mcf)                       $  8.81     $  6.03
           Crude Oil & Condensate ($/Bbl)           $ 74.06     $ 59.68

         Average Production Cost per
         Equivalent Barrel (1) (2)                  $ 49.58     $  9.43

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

                                          Fiscal Years Ended May 31,
                               -----------------------------------------------
                                         2008                    2007
                               ----------------------   ----------------------
                                  Amount   Percentage     Amount    Percentage
                               ----------- ----------   ----------  ----------

Total Revenues                 $    460,966      100%   $   50,578       100%
Total Expenses                   14,639,991    3,176%      654,734      1295%
Total Other Expenses               (235,637)     -51%      (15,000)      -30%
Income before income taxes     $(14,414,662)  -3,127%     (619,156)    -1224%
Net loss                       $(14,414,662)  -3,127%   $ (619,156)    -1224%


Year Ended May 31, 2008 and 2007

Oil and Gas Revenues


Revenues for the year ended May 31, 2008 and 2007 were $460,966 and $50,578, respectively. The increase is due to our purchase of additional working interests. We expect our oil and gas revenues to increase in the following year as our oil and natural gas properties are brought to greater levels of production.


Lease Operating Expenses


Lease operating expenses for the year ended May 31, 2008 and 2007 were $428,267 and $108,935, respectively. The increase in expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.

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

Net Loss


Our net loss for the year ended May 31, 2008 and 2007 was $14,414,622 and $619,156, respectively. The increase is primarily attributable to the $5,621,223 and $963,426 in stock and warrants, respectively, issued for services during 2008. Further impairment of Oil & Gas Properties of $5,225,804 also significantly contributed to the increased Net Loss.


Liquidity and Capital Resources


As of May 31, 2008, Exterra had cash of $9,190 and negative working capital of $1,606,488. This compares to $260,699 and negative working capital of $98,881 for the year ending May 31, 2007.

Debt in default and outstanding at May 31, 2008 are as follows:


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

Cash flow from operating activities


For the year ended May 31, 2008, net cash used by operating activities was $1,219,648 compared to net cash used by operating activities of $271,801 for the year ended May 31, 2007. The $947,847 increase in net cash used by operating activities is primarily due to our increase in our general and administrative expenses, professional and consulting expenses.


Cash flow from investing activities


For the year ended May 31, 2008, net cash used in investing activities was $650,175 compared to $300,000 for the year ended May 31, 2007. The $350,175 increase is primarily attributed to our acquisition of oil and gas interests. Our investing activities in fiscal 2008 were funded from the use of proceeds from the private placement.


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


As discussed in Note 11 to the financial statements, errors resulting in an overstatement of assets, liabilities, revenues and expenses were discovered by management. Accordingly, adjustments have been made as of May 31, 2008 and for the year ended May 31, 2008 to correct the errors.


Malone & Bailey PC
www.malone-bailey.com
Houston, Texas

September 12, 2008, except for Notes 2, 4, 5, 9 and 11 as to which the date is February 12th, 2009

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



/s/ Moore & Associates Chartered
--------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
August 21, 2007



        2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499
                               Fax (702) 253-7501



                                     EXTERRA ENERGY, INC.
                                     (FKA GREEN GOLD INC.)
                                        BALANCE SHEETS

                                                                 May 31, 2008    May 31, 2007
                                                                  (Restated)
                                                                 ------------    ------------
CURRENT ASSETS:
     Cash and equivalents                                        $      9,190    $    260,699
     Oil and gas receivable                                           148,114          17,555
     Prepaid expenses                                                  11,327            --
                                                                 ------------    ------------

               TOTAL CURRENT ASSETS                                   168,631         278,254


OIL AND GAS PROPERTIES, net - successful efforts method             4,533,036         588,000
OIL AND GAS PROPERTIES, unevaluated                                   669,600            --
VEHICLES, FURNITURE AND EQUIPMENT, net                                 32,754            --
OTHER ASSETS                                                            9,913            --
                                                                 ------------    ------------

                TOTAL ASSETS                                     $  5,413,934    $    866,254
                                                                 ============    ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $    737,885    $     77,135
     Oil and gas properties purchase note payable                     200,000         300,000
     Other current notes                                              837,234            --
                                                                 ------------    ------------

              TOTAL CURRENT LIABILITIES                             1,775,119         377,135

NON-CURRENT LIABILITIES:
     Asset retirement obligation                                      62,872             --
     Notes payable                                                      --            263,133
                                                                 ------------    ------------

               TOTAL LIABILITIES                                    1,837,991         640,268
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized: 27,765,786
    and 11,494,000 shares issued and outstanding, respectively         27,766          11,494
    Additional paid-in capital                                     18,592,750         844,403
    Accumulated deficit                                           (15,044,573)       (629,911)
                                                                 ------------    ------------

               TOTAL STOCKHOLDERS' EQUITY                           3,575,943         225,986
                                                                 ------------    ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 5,413,934     $    866,254
                                                                 ============    ============


          The accompanying notes are an integral part of these financial statements


                              EXTERRA ENERGY, INC.
                              (FKA GREEN GOLD INC.)
                            STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                  -----------------------------
                                                  May 31, 2008     May 31, 2007
                                                   (Restated)
                                                  ------------     ------------
REVENUE:
     Oil and gas sales                            $    460,966     $     50,578

OPERATING EXPENSES:

     Lease operating expenses                          428,267          108,935
     Depreciation, depletion and accretion             405,522           12,000
     Impairment                                      5,225,804             --
     General and administrative                      8,430,203          533,799
     Loss on sale of oil and gas property              150,195             --
                                                  ------------     ------------

          Total Expenses                            14,639,991          654,734
                                                  ------------     ------------


LOSS FROM OPERATIONS                               (14,179,025)        (604,156)
                                                  ------------     ------------

OTHER EXPENSES:

     Interest expense                                 (235,637)         (15,000)
                                                  ------------     ------------

          Total Other Expenses                        (235,637)         (15,000)
                                                  ------------     ------------

NET LOSS                                          $ (14,414,662)   $   (619,156)


LOSS PER SHARE - BASIC AND DILUTED                $      (0.71)    $      (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                     20,384,021       10,747,000


    The accompanying notes are an integral part of these financial statements




                                             EXTERRA ENERGY, INC.
                                            (FKA GREEN GOLD INC.)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (Restated)


                                                                      Additional
                                             Common Stock              Paid-In     Accumulated
                                         Shares         Amount         Capital       Deficit         Total
                                       -----------    -----------    -----------   -----------    -----------


Balances at May 31, 2006                10,000,000         10,000           --         (10,755)          (755)

Issuance of common stock for:
      Cash                                 950,000            950        474,050                      475,000
      Services                             544,000            544        271,456                      272,000
Contributed capital                                                        4,530                        4,530
Discount on notes payable from
  beneficial conversion feature                                           94,367                       94,367

Net loss                                                                              (619,156)      (619,156)
                                       -----------    -----------    -----------   -----------    -----------

Balances at May 31, 2007                11,494,000         11,494        844,403      (629,911)       225,986

Issuance of common stock for:
      Cash                               1,531,502          1,532      1,147,095                    1,148,627
      Services                           5,295,589          5,296      5,615,927                    5,621,223
      O&G property - Star of Texas       8,000,000          8,000      8,632,000                    8,640,000
      O&G property working interests       735,328            735        661,060                      661,795
      Debt settlement                      376,427            376        413,693                      414,069
      Debt issuance fees                   202,780            203        192,173                      192,376
      Conversion of notes payable
        and accrued interest               130,160            130        103,998                      104,128

Stock options issued for services             --                         963,426                      963,426
Discount on notes payable from
  beneficial conversion feature               --                          18,975                       18,975

Net loss                                                                            (14,414,662)   (14,414,662)
                                       -----------    -----------    -----------   ------------    -----------
Balances at May 31, 2008                27,765,786    $    27,766    $18,592,750   $(15,044,573)   $ 3,575,943



                  The accompanying notes are an integral part of these financial statements


                                      EXTERRA ENERGY, INC.
                                      (FKA GREEN GOLD INC.)
                                     STATEMENTS OF CASH FLOWS

                                                                 For the Year Ended  For the Year Ended
                                                                    May 31, 2008        May 31, 2007
                                                                     (Restated)
                                                                    ------------        ------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                        $(14,414,662)       $   (619,156)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        DD&A                                                             405,522              12,000
        Impairment                                                     5,225,804                --
        Amortization of debt discount                                    124,589                --
        Stock issued for services                                      5,621,223             272,000
        Stock issued for debt service fees                               192,376                --
        Loss on sale of O&G property                                     150,195                --
        Warrant expense                                                  963,426                --
        Contributed Capital                                                                    4,530
    Changes in operating assets and liabilities
        O&G receivables                                                 (130,559)            (17,555)
        Prepaid expenses and other current assets                        (11,327)               --
        Other assets                                                      (9,913)               --
        Accounts payable                                                 256,840              76,380
        Accrued expenses                                                 406,838                --
                                                                    ------------        ------------
                      Net Cash Used by Operating Activities
                                                                      (1,219,648)           (271,801)
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of O&G property                                          (71,089)               --
    Sale of O&G property                                                 100,000                --
    Cash paid for Star of Texas well completions                        (642,476)               --
    Purchase of fixed assets                                             (36,610)           (300,000)
                                                                    ------------        ------------
                      Net Cash Used in Investing Activities
                                                                        (650,175)           (300,000)
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock                                        1,148,627             475,000
    Borrowings on debt                                                   612,128             357,500
    Payments on debt                                                    (142,441)               --
                                                                    ------------        ------------
                     Net cash Provided by Financing Activities         1,618,314             832,500
                                                                    ------------        ------------
                 NET INCREASE IN CASH
                                                                        (251,509)            260,699

                 CASH AT BEGINNING OF PERIOD                             260,699                --
                                                                    ------------        ------------
                 CASH AT END OF PERIOD                              $      9,190        $    260,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
        Interest                                                    $     82,837        $       --
        Income taxes                                                $       --          $       --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties purchased for notes payable                  $       --          $    300,000
Acquisition of oil and gas properties from Star of Texas:
Stock issued for oil and gas properties                             $  8,640,000        $       --
Stock issued for O&G property working interests                     $    661,795        $       --
Stock issued for conversion of notes payable and accrued interest   $    104,128        $       --
Discount on notes payable from beneficial conversion feature        $     18,975        $     94,367


             The accompanying notes are an integral part of these financial statements

                                                F-7

EXTERRA ENERGY, INC.
(FKA GREEN GOLD INC.)


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


Pursuant to SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", the Company reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are performed at least annually and more frequently if events and circumstances, (such as downward revision of the reserve estimates or commodity prices) indicate a decline in the recoverability of the carrying value of such properties. The Company estimates the undiscounted future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. An impairments of $5,225,804 was recorded for the year ended May 31, 2008 See Footnote 10 for details.

As of May 31, 2008, Oil and Gas Properties net of accumulated depletion, depreciation and amortization and were at $5,202,636.


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


Restatements

The balance sheet as of May 31, 2008 and the statements of operations and cash flows for the year ended May 31, 2008 have been restated due to errors discovered in January 2009. See note 11 for details.


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

NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES


On October 17, 2007, the Company purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX, Inc., and Barnett Holding, LLC ("Seller"). These companies were owned or controlled by a Director of the Company at the time of acquisition. The purchase price of the properties was 8,000,000 shares of common stock valued at $8,640,000 based upon the closing price of the common stock on the date the sales agreement was signed. These shares were issued to Star of Texas Minerals Resources LLC as to 620,000 common shares, Hydro-FX Inc. as to 135,000 common shares, SMLL Trust as to 7,045,000 common shares and the Director as to 200,000 common shares. SMLL Trust is the owner of Star of Texas Energy Services, Inc. Of the total $8,640,000 purchase price $7,608,600 was allocated to proved properties, which was based on the proportionate estimated reserve value, $669,600 was allocated to unproved properties and the remainder to other assets. The acquisition consists of oil and gas working interests and overriding royalty interests in various wells primarily in North Central Texas(Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture.


The following Table reflects selected Proforma financial information as if the Star transaction had occurred June 1, 2006.


                     For the Fiscal Year Ended      For the Fiscal Year Ended
                           May 31, 2008                    May 31, 2007
                           ------------                    ------------
Revenues                    $   545,077                      $576,953
Operating Expense           $14,689,202                      $887,853
Operating Loss             ($14,144,125)                    ($310,900)
Net Loss                   ($14,379,762)                    ($315,924)
Net Loss Share                ($0.71)                        ($0.03)


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

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, "Accounting for Asset Retirement Obligations" the Company records the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. No market risk premium has been included in Exterra's calculation of the ARO balance. The Company recorded $62,872 and $0 of asset retirement obligations for the years ending May 31, 2008 and 2007, respectively.


The following is a description of the changes to the Company's asset retirement obligations for the years ended May 31,

                                                           2008       2007
                                                         --------   --------

    Asset retirement obligations at beginning of year    $   --     $   --
    Additions for exploratory and development drilling     59,014       --
    Accretion expense                                       3,858       --
                                                         --------   --------

    Asset retirement obligations at end of year          $ 62,872   $   --
                                                         ========   ========


NOTE 6 - NOTES PAYABLE

Debts outstanding at May 31, 2008 are as follows:

(1) Note payable to purchase oil and gas properties     $  200,000
(2) Note payable to finance insurance premium                7,609
(3) Convertible loans                                      367,500
(4) Note payable to Coventry Capital, net of discount      462,125
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


NOTE 11 - RESTATEMENT

As stated in Note 4, in October of 2007 Exterra acquired multiple oil and gas working interests from Star of Texas. Included in this transaction were certain wells held in escrow due to outstanding liens. In its 10-K for the year ended May 31, 2008, Exterra included these wells as assets and also recorded an estimated settlement liability as part of the purchase price. In addition, subsequent to the acquisition, Exterra recorded revenues, lease operating expenses and depletion expense on the wells above. In January of 2009, it was determined that Exterra had not acquired the legal rights to the escrowed wells nor had Exterra legally assumed the lien obligations. It was also determined that Exterra would not be able to complete the acquisition of these wells. Therefore, it was determined the purchase accounting in the original transaction was incorrect and Exterra needed to restate its 10-K for the year ended May 31, 2008. The original purchase price was $14,740,035, which included $6,100,035 of estimated settlement liabilities related to the liens, and 8,000,000 shares of common stock valued at $8,640,000. After the restatement, only the $8,640,000 of stock remained as the purchase price.

As a result of the restatement, Exterra revised its FAS 144 impairment analysis of its oil and gas properties as of May 31, 2008. Based on the analysis, Exterra determined an impairment loss of $4,169,159 should be recognized for the year ended May 31, 2008. In addition, subsequent to the acquisition of Star of Texas, Exterra paid $1,056,645 ($642,476 in cash and $414,069 in stock)to various parties to settle certain obligations against the escrowed wells. Had the acquisition of Star of Texas been accounted for correctly, these costs would have been capitalized as deferred acquisition costs. However, Exterra now knows it will not acquire the wells in question and therefore these costs have been impaired for the year ended May 31, 2008.

The balance sheet and income statement for May 31, 2008 is restated as follows:

As of May 31, 2008:                                As Previously                            As
                                                      Reported      Adjustments          Restated
                                                    ------------    ------------       ------------
CURRENT ASSETS:

     Cash and equivalents                                  9,190    $       --         $      9,190
     Oil and gas receivable                              295,107        (146,993)(1)        148,114
     Prepaid expenses                                     11,327            --               11,327
                                                    ------------    ------------       ------------
               TOTAL CURRENT ASSETS
                                                         315,624        (146,993)           168,631
OIL AND GAS PROPERITES, net - successful efforts
  method                                              16,073,653     (11,540,617)(2)      4,533,036
OIL AND GAS PROPERITES, unproved                         669,600            --              669,600
VEHICLES, FURNITURE AND EQUIPMENT, net                    32,754            --               32,754
OTHER ASSETS                                               9,913            --                9,913
                                                    ------------    ------------       ------------
                TOTAL ASSETS                          17,101,544     (11,687,610)      $  5,413,934
                                                    ============    ============       ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses          $  6,666,790    $ (5,928,905)(3)   $    737,885
     Oil and gas properties purchase note payable        200,000            --              200,000
     Notes payable                                       837,234            --              837,234
                                                    ------------    ------------       ------------
              TOTAL CURRENT LIABILITIES
                                                       7,704,024      (5,928,905)         1,775,119
NON-CURRENT LIABILITIES:
     Asset retirement obligation                         214,660    $   (151,788)(4)         62,872
                                                    ------------    ------------       ------------
               TOTAL LIABILITIES                       7,918,684      (6,080,693)         1,837,991
                                                    ------------    ------------       ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized: 27,766,000
    and 11,494,000 shares issued and outstanding,
      respectively                                        27,766            --               27,766
    Additional paid-in capital                        18,592,750            --           18,592,750
    Retained earnings                                 (9,437,656)     (5,606,917)       (15,044,573)
                                                    ------------    ------------       ------------
               TOTAL STOCKHOLDERS' EQUITY              9,182,860      (5,606,917)         3,575,943
                                                    ------------    ------------       ------------
                TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY               $ 17,101,544    $(11,687,610)      $  5,413,934
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

----------
(1) Reversal of revenue, lease operating expenses and depletion previously recorded on wells which Exterra did not have legal rights

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

NOTE  12 - SUBSEQUENT EVENTS


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

(1)  Capitalized Costs Relating to Oil and Gas Producing Activities:



                                                       At              At
                                                  May 31, 2008    May 31, 2007
                                                  ------------    ------------

Proved oil and gas producing properties and
   related lease and well equipment               $  4,924,844    $    600,000
Unproved oil and gas properties                        669,600            --
Accumulated depreciation and depletion                (391,808)        (12,000)
                                                  ------------    ------------

Net Capitalized Costs                             $  5,202,636    $    588,000
                                                  ------------    ------------


(2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:


                                      For the Year Ended     For the Year Ended
                                         May 31, 2008           May 31, 2007
                                         ------------           ------------
Acquisition of Properties
     Proved                              $ 8,734,990            $   600,000
     Unproved                                669,600                   --
Exploration Costs                               --                     --
Development Costs                               --
                                         -----------            -----------
Total                                    $ 9,404,590            $   600,000
                                         ===========            ===========


All operations of The Company are located in the United States.

(3)  Results of Operations for Producing Activities:

                                                     For the Year   For the Year
                                                         Ended         Ended
                                                     May 31, 2008   May 31, 2007
                                                     ------------   ------------

Sales                                                $   460,966    $    50,578
Production costs                                        (428,267)      (108,935)
Depreciation and depletion                              (405,522)       (12,000)
                                                     -----------    -----------
Income tax expense                                          --             --
                                                     -----------    -----------
Results of operations for producing activities
 (excluding corporate overhead and interest costs)   $  (372,823)   $   (70,357)
                                                     -----------    -----------


(4)  Reserve Quantity Information


                                                          Oil            Gas
                                                         (BBL)          (MCF)
                                                       ----------    ----------

May 31, 2007                                            - nil --      - nil --
                                                       ----------    ----------
Revisions of previous estimates for improved recovery        --            --
Purchases of minerals in place                             20,267     2,251,999
Extensions and discoveries                                   --            --
Production                                                   (297)      (40,949)
Sales of minerals in place                                   --            --
 May 31, 2008*                                             19,970     2,211,050
                                                       ----------    ----------


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

(5) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves


                                                  May 31, 2008     May 31, 2007
                                                  ------------     ------------
Future cash inflows                               $ 25,015,670     $       --
                                                  ------------     ------------
Future production                                   (6,149,550)            --
                                                  ------------     ------------
Future development costs                            (2,271,610)            --
Future income tax expense                           (3,510,809)            --
Future net cash flows                               13,083,701             --
                                                  ------------     ------------
Discounted for estimated timing of
  cash flows                                        (5,495,154)            --
                                                  ------------     ------------
Standardized measure of discounted
  future net cash flows                           $  7,588,547     $       --
                                                  ------------     ------------

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                        Years ended March 31,
                                                    ----------------------------
                                                        2008            2007
                                                    ------------    ------------

Standardized measure, beginning of year             $       --      $       --
Extensions, discoveries and improved recovery               --              --
Revisions of previous estimates                             --              --
Purchases of minerals in place                        19,566,859            --
Sales of minerals in place                                  --              --
Net change in prices and production costs                   --              --
Accretion of discount                                       --              --
Oil and gas sales, net of production costs               (32,699)           --
Changes in estimated future development costs               --              --
Previously estimated development cost incurred              --              --
Net change in income taxes                           (11,945,613)           --
Change in timing of estimated future production             --              --
                                                    ------------    ------------
Standardized measure, end of year                   $  7,588,547    $       --
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


Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our material weaknesses relate to the following:

o A lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial Officer, who was hired on December 1, 2007, and prior to that point, by an external consultant. Our CEO does not possess accounting expertise and our Company does not have an audit committee. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

o As reported in our 8-K/A filed on January 30, 2009, errors were discovered by our auditors in our 10-K for the year ended May 31, 2008 and our 10-Q for the quarter ended August 31, 2008 that resulted in restatements of our previously issued financial statements.


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

                                       29

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

Randall K. Boatright, CFO, EVP & Director


For past 5 years, Mr. Boatright served as Interim President and Chief Executive Officer, Chief Financial Officer and Director of Dexterity Surgical, Inc. He has extensive experience in the energy business as he was formerly Executive Vice President, Chief Financial Office and Director of Abraxas Petroleum Corporation (AMEX:ABP) and Controller of a large private independent oil & gas company. Prior to that, Mr. Boatright practiced accounting with the firm of Coopers & Lybrand LLP. He is a Certified Public Accountant and a graduate of the College of William & Mary in Virginia.


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

ITEM 15. EXHIBITS
-----------------

Exhibit No.       Exhibit Name
-----------    ------------------------------------------

3.1       Articles of Incorporation (previously filed with Form SB-1 on July 20,
          2006)
3.2       Bylaws (previously filed with Form SB-1 on July 20, 2006)
3.3 Certificate of Amendment of Articles of Incorporation (previously filed with Form 10-KSB on August 29, 2007)
10.1 Agreement with Green Gold Jade Property, Dated February 24, 2006, (previously filed with SB-1 on July 20, 2007)
10.2 Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on September 20, 2007)
10.3 Amended Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on October 23, 2007)

10.4 Management Agreement of James D. Romano (previously filed with 10-K on September 19, 2008)
10.5 Management Agreement of Ray Ledesma (previously filed with 10-K on September 19, 2008)
10.6 Management Agreement of Randall K. Boatright (previously filed with 10-K on September 19, 2008)
10.7 Management Agreement of John Punzo (previously filed with 10-K on September 19, 2008)

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


                                             Date: February 17th, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                        Title                      Date
        ---------                        -----                      ----


/S/ JOHN PUNZO                    Chairman and Chief         February 17th, 2009
--------------------------        Executive Officer
John Punzo


/S/ RAY LEDESMA                   President & Director       February 17th, 2009
--------------------------
Ray Ledesma


/S/ RANDALL K. BOATRIGHT          Chief Financial Officer,   February 17th, 2009
--------------------------        Executive Vice President
Randall K. Boatright              and Director



/S/ JAMES D. ROMANO               Secretary, Treasurer and   February 17th, 2009
--------------------------        Director
James D. Romano


/S/ FRANK SIMMEN                  Director                   February 17th, 2009
--------------------------
Frank Simmen