Form 10-Q/A
period 2008-08-31
Exterra Energy Inc.
filed 2009-02-17
CIK 1367387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 EXTERRA ENERGY INC.
                                                   BALANCE SHEETS
                                                    (Unaudited)
                                                     (Restated)

                                                                              August 31, 2008         May 31, 2008
                                                                              ---------------         ------------

CURRENT ASSETS:

       Cash and equivalents                                                    $     93,969           $      9,190

       Oil and gas receivable                                                       149,151                148,114

       Prepaid expenses and other current assets                                     10,609                 11,327
                                                                               ------------           ------------

                    TOTAL CURRENT ASSETS                                            253,729                168,631

       OIL AND GAS PROPERTIES, successful efforts method,
       net of accumulated depletion of $453,650 and $391,808                      4,471,219              4,533,036

       OIL AND GAS PROPERTIES, unproved                                             669,600                669,600

       VEHICLES, FURNITURE AND EQUIPMENT, net of
       accumulated depreciation of $5,776 and $3,856                                 30,835                 32,754

       OTHER ASSETS                                                                   9,913                  9,913
                                                                               ------------           ------------

                    TOTAL ASSETS                                               $  5,435,296           $  5,413,934
                                                                               ============           ============

CURRENT LIABILITIES:

       Accounts payable and accrued expenses                                   $    828,040           $    737,885

       Oil and gas properties purchase note payable                                 200,000                200,000

       Notes payable                                                                832,669                837,234

                                                                               ------------           ------------

                    TOTAL CURRENT LIABILITIES                                     1,860,709              1,775,119

NON-CURRENT LIABILITIES:

       Asset retirement obligations                                                  64,412                 62,872

                    TOTAL LIABILITIES                                             1,925,121              1,837,991
                                                                               ------------           ------------

STOCKHOLDERS' EQUITY:

       Common stock: $0.001 par value
       75,000,000 shares authorized: 29,774,054
       and 27,765,786 shares issued and outstanding, respectively                    29,774                 27,766
       Additional paid-in capital                                                19,004,992             18,592,750
       Accumulated deficit                                                      (15,524,591)           (15,044,573)
                                                                               ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                        3,510,176              3,575,943
                                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  5,435,296           $  5,413,934
                                                                               ============           ============

                                         See accompanying notes to financial statements



                                              EXTERRA ENERGY INC.
                                            STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                                    For the Three Months Ended
                                                             -----------------------------------------
                                                             August 31, 2008           August 31, 2007
                                                               (Restated)
                                                             ---------------           ---------------


REVENUE:                                                     $    193,246                $     18,947

    Oil and gas sales

OPERATING EXPENSES:

    Lease operating expenses                                       88,758                      24,036

    Depreciation, depletion and accretion                          65,276                       6,000

    General and administrative                                    484,247                     590,966
                                                             ------------                ------------

        Total Expenses                                            638,281                     621,002
                                                             ------------                ------------

LOSS FROM OPERATIONS                                             (445,035)                   (602,055)
                                                             ------------                ------------

OTHER EXPENSES:

    Interest Expense                                              (34,983)                    (20,827)
                                                             ------------                ------------

NET LOSS                                                     $   (480,018)               $   (622,882)
                                                             ============                ============

LOSS PER SHARE - BASIC AND DILUTED                           $      (0.02)               $      (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                                28,615,303                  11,494,000

                                 See accompanying notes to financial statements




                                                   EXTERRA ENERGY INC.
                                                STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                                      For the Three Months Ended
                                                                                  ----------------------------------
                                                                                  August 31, 2008    August 31, 2007
                                                                                      (Restated)
                                                                                  ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                                      $(480,018)         $(622,882)
       Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation, depletion and accretion                                    65,276              6,000
               Stock issued for services                                               283,250            452,675
               Amortization of loan fees                                                  --               12,705
       Changes in operating assets and liabilities:
               O&G receivables                                                          (1,037)              --
               Prepaid expenses and other current assets                                   718               --
               Accounts payable                                                        (13,479)             5,144
               Accrued expenses                                                        103,634               --
                                                                                     ---------          ---------

                    Net Cash Used by Operating Activities                              (41,656)          (146,358)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of fixed assets                                                           --             (115,411)

                    Net Cash Used in Investing Activities                                 --             (115,411)
                                                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of stock                                                     131,000               --
       Borrowings on debt                                                                 --              100,000
       Principal payments on long term debt                                             (4,565)              --
                                                                                     ---------          ---------

                    Net Cash Provided by Financing Activities                          126,435            100,000
                                                                                     ---------          ---------

           NET CHANGE IN CASH                                                           84,779           (161,769)

           CASH AT BEGINNING OF PERIOD                                                   9,190            260,699
                                                                                     ---------          ---------

           CASH AT END OF PERIOD                                                     $  93,969          $  98,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for:
          Interest                                                                   $    --            $    --
          Income taxes                                                               $    --            $    --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Oil and gas properties purchased from notes payable                                  $    --            $ 300,000
Stock issued upon conversion of warrants and options                                 $     498          $    --


                                   See accompanying notes to financial statements




                              EXTERRA ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited interim financial statements of Exterra Energy, Inc.
("Exterra") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exterra's annual report on Form 10-K/A for the year ended May 31, 2008 filed with the SEC on February, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2008 annual report on Form 10-K have been omitted. See Note 8.


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

The results of this acquisition are included in the financial statements from the date of acquisition. Unaudited proforma operating results for Exterra, assuming the acquisition occurred on June 1, 2007 are as follows:

                                  For the three months ended August 31,
                                  -------------------------------------
                                         2008                2007
                                     -------------------------------

Revenues                             $ 193,246            $  18,497

Net Loss                              (480,018)            (622,872)

Net Loss per Share                       (0.02)               (0.05)


NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations for the three months ended August 31,

                                                                 2008       2007
                                                                 ----       ----


    Asset retirement obligations at May 31, 2008                $62,872    $ --
    Additions for exploratory and development drilling            --        --
    Accretion expense                                            1,540      --
                                                               -------    ------

    Asset retirement obligations at August 31, 2008            $64,412    $ --
                                                               =======    ======


NOTE 5 - DEBT IN DEFAULT

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


NOTE 8 - RESTATEMENT

As stated in note 3, in October of 2007 Exterra acquired multiple oil and gas working interests from Star of Texas. Included in this transaction were certain wells held in escrow due to outstanding liens. In its 10-K for the year ended
May 31, 2008 and its 10-Q for the three months ended August 31, 2008, Exterra included these wells as assets and also recorded an estimated settlement liability as part of the purchase price. In addition, subsequent to the acquisition, Exterra recorded revenues, lease operating expenses and depletion expense on the wells above. In January of 2009, it was determined that Exterra had not acquired the legal rights to the escrowed wells nor had Exterra legally assumed the lien obligations. It was also determined that Exterra would not be able to complete the acquisition of these wells. Therefore, it was determined the purchase accounting in the original transaction was incorrect and Exterra needed to restate its 10-K for the year ended May 31, 2008 and its 10-Q for the three months ended May 31, 2008. The original purchase price was $14,740,035, which included $6,100,035 of estimated settlement liabilities related to the liens, and 8,000,000 shares of common stock valued at $8,640,000. After the restatement, only the $8,640,000 of stock remained as the purchase price.

As a result of the restatement, Exterra revised its FAS 144 impairment analysis of its oil and gas properties as of May 31, 2008. Based on the analysis, Exterra determined an impairment loss of $4,169,159 should be recognized for the year ended May 31, 2008. In addition, subsequent to the acquisition of Star of Texas, Exterra paid $1,056,645 ($642,476 in cash and $414,069 in stock)to various parties to settle certain obligations against the escrowed wells. Had the acquisition of Star of Texas been accounted for correctly, these costs would have been capitalized as deferred acquisition costs. However, Exterra now knows it will not acquire the wells in question and therefore these costs have been impaired for year ended May 31, 2008.


The balance sheet and income statement for May 31, 2008 is restated as follows:

As of May 31, 2008:                                                  As Previously                        As
                                                                       Reported       Adjustments       Restated
                                                                    --------------   ---------------- ------------
CURRENT ASSETS:

     Cash and equivalents                                                  9,190     $       --       $      9,190
     Oil and gas receivable                                              295,107         (146,993)(1)      148,114
     Prepaid expenses                                                     11,327             --             11,327
                                                                    ------------     ------------     ------------
               TOTAL CURRENT ASSETS
                                                                         315,624         (146,993)         168,631
OIL AND GAS PROPERITES, net - successful efforts
method                                                                16,073,653      (11,540,617)(2)    4,533,036
OIL AND GAS PROPERITES, unproved                                         669,600             --            669,600
VEHICLES, FURNITURE AND EQUIPMENT, net                                    32,754             --             32,754
OTHER ASSETS                                                               9,913             --              9,913
                                                                    ------------     ------------     ------------
                TOTAL ASSETS                                          17,101,544      (11,687,610)    $  5,413,934
                                                                    ============     ============     ============




As of May 31, 2008:                                                  As Previously                        As
                                                                       Reported       Adjustments       Restated
                                                                    --------------   ---------------- ------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $  6,666,790     $ (5,928,905)(3) $    737,885
     Oil and gas properties purchase note payable                        200,000             --            200,000
     Notes payable                                                       837,234             --            837,234
                                                                    ------------     ------------     ------------
              TOTAL CURRENT LIABILITIES
                                                                       7,704,024       (5,928,905)       1,775,119
NON-CURRENT LIABILITIES:
     Asset retirement obligation                                         214,660     $   (151,788)(4)       62,872
                                                                    ------------     ------------     ------------
               TOTAL LIABILITIES                                       7,918,684       (6,080,693)       1,837,991
                                                                    ------------     ------------     ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized: 27,766,000
    and 11,494,000 shares issued and outstanding,
respectively                                                              27,766             --             27,766

    Additional paid-in capital                                        18,592,750             --         18,592,750
    Retained earnings                                                 (9,437,656)      (5,606,917)     (15,044,573)
                                                                    ------------     ------------     ------------
               TOTAL STOCKHOLDERS' EQUITY                              9,182,860       (5,606,917)       3,575,943
                                                                    ------------     ------------     ------------
                TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                               $ 17,101,544      $(11,687,610)    $  5,413,934
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

(4) Reversal of asset retirement obligation recorded for wells which Exterra did not have legal rights

(5) Adjustment for a) revised FAS 144 impairment analysis after considering effects of restatement and b) write off of deferred acquisition costs





The balance sheet and income statement for August 31, 2008 is restated as follows:

As of August 31, 2008:                                                  As Previously                        As
                                                                       Reported       Adjustments       Restated
                                                                    --------------   ---------------- ------------
CURRENT ASSETS:

     Cash and equivalents                                                 93,969     $       --       $     93,969
     Oil and gas receivable                                              332,358         (183,207)(1)      149,151
     Prepaid expenses                                                     10,609             --             10,609
                                                                    ------------     ------------     ------------
               TOTAL CURRENT ASSETS
                                                                         436,936         (183,207)         253,729
OIL AND GAS PROPERITES, net - successful efforts
method                                                                15,945,140      (11,473,921)(2)    4,471,219
OIL AND GAS PROPERITES, unproved                                         669,600             --            669,600
VEHICLES, FURNITURE AND EQUIPMENT, net                                    30,835             --             30,835
OTHER ASSETS                                                               9,913             --              9,913
                                                                    ------------     ------------     ------------
                TOTAL ASSETS                                          17,092,424      (11,657,128)    $  5,435,296
                                                                    ============     ============     ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $  6,502,560     $ (5,674,520)(3) $    828,040
     Oil and gas properties purchase note payable                        200,000                              200,000
     Notes payable                                                       832,669                           832,669
                                                                    ------------     ------------     ------------
              TOTAL CURRENT LIABILITIES
                                                                       7,535,229       (5,674,520)       1,860,709
NON-CURRENT LIABILITIES:
     Asset retirement obligation                                         219,916         (155,504)(4)       64,412
                                                                    ------------     ------------     ------------
               TOTAL LIABILITIES                                       7,755,145       (5,830,024)       1,925,121
                                                                    ------------     ------------     ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized: 27,766,000
    and 11,494,000 shares issued and outstanding,
respectively                                                              29,774             --             29,774

    Additional paid-in capital                                        19,004,992             --         19,004,992
    Retained earnings                                                 (9,697,487)      (5,827,103)     (15,524,590)
                                                                    ------------     ------------     ------------
               TOTAL STOCKHOLDERS' EQUITY                              9,337,279       (5,827,103)       3,510,176
                                                                    ------------     ------------     ------------
                TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                               $ 17,092,424      $(11,652,128)    $  5,435,296
                                                                    ============      ============     ============

For the three months ended August 31, 2008:

                                                                        As
                                                                     Previously                            As
                                                                      Reported        Adjustments       Restated
                                                                    ------------     ------------     ------------
REVENUE:
     Oil and gas sales                                              $    607,433     $   (414,187)(1) $    193,246

OPERATING EXPENSES:
     Lease operating expenses                                            212,346         (123,588)(1)       88,758
     Depreciation, depletion and accretion                               135,688          (70,412)(1)       65,276
     General and administrative                                          484,247                           484,247
                                                                    ------------     ------------     ------------
          Total Expenses                                                 832,281        (194,004)          638,281
                                                                    ------------     ------------     ------------

LOSS FROM OPERATIONS                                                    (224,848)       (220,185)        (445,035)
                                                                    ------------     ------------     ------------

OTHER INCOME (EXPENSES):
     Interest expense                                                    (34,983)            --           (34,983)
                                                                    ------------     ------------     ------------

NET LOSS                                                            $   (259,831)    $  (220,185 )    $  (480,018)

INCOME PER SHARE - BASIC AND DILUTED                                $      (0.01)    $      (0.01)    $     (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                                       28,615,303             --         28,615,303




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


NOTE 9 - SUBSEQUENT EVENTS


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





Three Months Ended August 31,
                                      2008                      2007
                             -----------------------   -----------------------
                               Amount     Percentage     Amount     Percentage
                             ----------   ----------   ----------   ----------


Total revenues               $ 193,246        100%      $  18,947        100%

Total Expenses                 638,281        330%        621,002       3278%

Total Other Expenses           (34,983)       -18%        (20,827)      -110%

Income before income taxes    (480,018)      -248%       (622,882)     -3287%
Net loss                     $(480,018)      -248%      $(622,882)     -3287%


Three months ended August 31, 2008 and 2007

Oil and Gas Revenues


Revenues for the three months ended August 31, 2008 and 2007 were $193,246 and $18,947, respectively. The increase is due to our purchase of additional working interests primarily through the Star of Texas acquisition. We expect our oil and gas revenues to increase in the following months as our oil and natural gas properties are brought to greater levels of production.


Lease Operating Expenses


Lease operating expenses for the three months ended August 31, 2008 and 2007 were $88,758 and $24,036, respectively. The increase in expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.


Depreciation and Depletion


Depreciation and depletion expenses for the three months ended August 31, 2008 and 2007 were $65,276 and $6,000, respectively. The increase in the depletion and depreciation is due to the increase in production from the oil and gas properties from prior year acquisitions.


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

Net Loss


Our net loss for the three months ended August 31, 2008 and 2007 was $480,018 and $622,882, respectively. The decrease is primarily attributable to the $174,299 increase in revenue for the three months ended August 31, 2008 as compared to 2007.


Liquidity and Capital Resources


As of August 31, 2008, Exterra had cash of $93,969 and negative working capital of $1,606,980. This compares to cash of $9,190 and negative working capital of $7,388,400 for the year ending May 31, 2008.

Debts in default and outstanding at August 31, 2008 are as follows:


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


Our material weaknesses relate to the following:
------------------------------------------------

   o A lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Financial
Officer, who was hired on December 2, 2007 and prior to that point, by an external consultant. Our CEO does not possess accounting expertise and our Company does not have an audit committee. This weakness is due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

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

                                            Exterra Energy Inc.


                                            By: /s/ John Punzo
                                                ----------------------------
                                                John Punzo
                                                Chief Executive Officer
Date: February 17th, 2009




                                       17