Form 10-Q
period 2009-02-28
Exterra Energy Inc.
filed 2009-04-16
CIK 1367387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                For the quarterly period ended February 28, 2009.


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


               701 S. Taylor St. Suite 440, Amarillo, Texas 79101
               --------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                  806-373-7111
                                  ------------
              (Registrant's telephone number, including area code)

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

75,000,000 shares of common stock were issued and outstanding as of April 13, 2009.

INDEX

Part I Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheets                                                     3
         Statements of Operations                                           4
         Statements of Cash Flows                                           5
         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

Item 4.  Controls and Procedures                                           15

Item 4T. Controls and Procedures                                           16


Part II Other Information

Item 1.  Legal Proceedings                                                 16

Item 1A. Risk Factors                                                      16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits                                                          17



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                 EXTERRA ENERGY, INC.
                                                    BALANCE SHEETS
                                                     (Unaudited)

                                                                   February 28, 2009           May 31, 2008
                                                                   -----------------           ------------
CURRENT ASSETS:
     Cash and equivalents                                            $        128              $      9,190
     Oil and gas receivable                                                62,184                   148,114
     Prepaid expenses and other current assets                               --                      11,327
                                                                     ------------              ------------
               TOTAL CURRENT ASSETS                                        62,312                   168,631
OIL AND GAS PROPERITES, net - successful efforts method                 3,145,106                 4,533,036
OIL AND GAS PROPERITES, unproved                                          669,600                   669,600
VEHICLES, FURNITURE AND EQUIPMENT, net                                     27,634                    32,754
OTHER ASSETS                                                                9,913                     9,913
                                                                     ------------              ------------
                TOTAL ASSETS                                         $  3,914,565              $  5,413,934
                                                                     ============              ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                           $    818,513              $    737,886
     Oil and gas properties purchase note payable                         200,000                   207,609
     Notes payable                                                        829,625                   829,625
                                                                     ------------              ------------
              TOTAL CURRENT LIABILITIES
                                                                        1,848,138                 1,775,120
NON-CURRENT LIABILITIES:
     Asset retirement obligation                                           66,991                    62,872

               TOTAL LIABILITIES                                        1,915,129                 1,837,992
                                                                     ------------              ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
      75,000,000 shares authorized:  31,496,549 and
      27,765,786, respectively
      shares issued and outstanding, respectively                          31,497                    27,766

    Additional paid-in capital                                         19,282,001                18,592,749

    Retained earnings                                                 (17,314,062)              (15,044,573)
                                                                     ------------              ------------

               TOTAL STOCKHOLDERS' EQUITY                               1,999,436                 3,575,942
                                                                     ------------              ------------
               TOTAL LIABILITIES AND  STOCKHOLDERS'
                 EQUITY                                              $  3,914,565              $  5,413,934
                                                                     ============              ============

                                     See accompanying notes to financial statements




                                                       EXTERRA ENERGY, INC.
                                                     STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                         For the Three Months Ended     For the Nine months ended
                                                       ----------------------------    -----------------------------
                                                        February 28,    February 29,   February 28,     February 29,
                                                            2009           2008            2009             2008
                                                       ------------    ------------    ------------    ------------
REVENUE:
     Oil and gas sales                                 $     74,337    $     68,296    $    348,554    $    164,630

OPERATING EXPENSES:
     Lease operating expenses                                93,327          50,302         258,927         220,998
     Depreciation, depletion and accretion                   49,734         319,181         189,610         327,006
     Impairment                                                --              --         1,207,558            --
     Consulting fees                                         84,734       1,998,843         579,767       7,049,608
     (Gain)/Loss on sale of assets                             --           (31,805)           --           150,195
     General and administrative                              35,472         341,328         288,815         863,475
                                                       ------------    ------------    ------------    ------------
          Total Expenses                                    263,267       2,677,889       2,524,677       8,611,282
                                                       ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                       (188,890)     (2,609,593)     (2,176,123)     (8,446,652)
                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):

     Interest expense                                       (23,400)        (34,247)        (93,366)        (97,516)
                                                       ------------    ------------    ------------    ------------
NET LOSS                                               $   (212,290)   $ (2,643,840)   $ (2,269,489)   $ (8,544,168)
                                                       ============    ============    ============    ============

NET LOSS PER SHARE - BASIC
AND DILUTED                                            $      (0.01)   $      (0.10)   $      (0.08)   $      (0.47)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED                                              30,922,937      25,950,084      29,914,514      18,113,526

                                            See accompanying notes to financial statements



                                                 EXTERRA ENERGY, INC.
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                          For the Nine months ended
                                                                          -------------------------
                                                                  February 28, 2009  February 29, 2008
                                                                  -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                        $(2,269,489)       $(8,554,168)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depletion, depreciation & asset retirement
     obligation accretion                                                189,610            327,006
     Impairment of oil & gas property                                  1,207,558               --
     Stock issued for services                                           394,983          5,680,525
     Loss on sale of oil & gas property                                     --              150,195
     Amortization of loan fees                                              --               21,451
     Stock option expense                                                   --              963,426
     Changes in operating assets and liabilities
       O&G receivables                                                    85,930            (56,819)
       Prepaid expenses and other current assets                          11,327            (15,574)
       Accounts payable and accrued expenses                             220,627            352,812
                                                                     -----------        -----------
                    Net Cash Used in Operating Activities
                                                                        (159,453)        (1,121,146)
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of oil and gas property                             --              100,000
     Purchase of oil and gas properties                                     --             (191,054)
     Purchase of fixed assets                                               --               (4,500)
     Advances to related parties                                            --             (618,634)
                                                                     -----------        -----------
                    Net Cash Used in Investing Activities                   --             (714,188)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                         158,000          1,148,627
     Borrowings on debt                                                     --              602,128
     Principal payments on long term debt                                 (7,609)          (137,875)
                                                                     -----------        -----------
                     Net cash Provided by Financing Activities           150,391          1,612,880
                                                                     -----------        -----------
                 NET INCREASE IN (DECREASE) CASH                          (9,062)          (222,454)


                 CASH AT BEGINNING OF PERIOD                               9,190            260,699
                                                                     -----------        -----------
                 CASH AT END OF PERIOD                               $       128        $    38,245
                                                                     ===========        ===========


                               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
          Interest                                                   $      --          $      --
          Income taxes                                               $      --          $      --




                                              EXTERRA ENERGY, INC.
                                     STATEMENTS OF CASH FLOWS (continued)
                                                   (Unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for acquisition of Star of Texas                        $     --               $8,640,000

Stock issued for working interest in O&G properties                        --                  686,592

Stock issued upon cashless conversion of warrants and options               498                   --
Stock issued for prior year accounts payable                             40,000                   --

Stock issued for prior year accrued compensation                        100,000                   --

Stock issued for settlement of debt                                        --                  414,069
Stock issued for conversion of notes payable and accrued
interest                                                                   --                  104,128

Discount on notes payable from beneficial conversion feature               --                   18,975


                            See accompanying notes to financial statements



EXTERRA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exterra Energy, Inc.
("Exterra") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exterra's annual report on Form 10-K/A for the year ended May 31, 2008 filed with the SEC on February 17, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2008 annual report on Form 10-K/A have been omitted.

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



EXTERRA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The results of this acquisition are included in the financial statements from the date of acquisition. Unaudited proforma operating results for Exterra, assuming the acquisition occurred on June 1, 2007 are as follows:

                                                   Nine Month Ended
                                                ---------------------
                                                  February 29, 2008
                                                ---------------------
Total revenues                                  $          164,630
Net loss                                        $       (8,808,421)
Net loss per share                              $            (0.49)


NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations:.


Asset retirement                                    $62,872
obligations at May 31, 2008
    Additions                                          --
                                                    -------

    Accretion expense                                 4,119
                                                    -------

Asset retirement
obligations at February 28, 2009                    $66,991
                                                    =======


NOTE 5 - DEBT

Debts outstanding at February 28, 2009 are as follows:

                                                          Balance              Balance                Maturity
                    Note                                 5/31/2008              2/28/09                Date
--------------------------------------------             ----------            ----------            ---------

Oil and gas properties purchase note payable             $  207,609            $  200,000            7/15/2008
Convertible loans                                           367,500               367,500            6/30/2008

Note payable to Coventry Capital                            462,125               462,125            5/7/2008
                                                         ----------            ---------
Total                                                    $1,037,234            $1,029,625
                                                         ==========            =========

All notes are in default. As the Company is unable at present to pay the balances due, we are seeking an extension from the lenders. There are no guarantees these discussions will be successful.


NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

During the nine month period ended February 28, 2009, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

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




EXTERRA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

09/30/2008     Issued 125,000 common shares at $0.20 per share for cash in a private placement

10/15/2008     Issued 300,000 common shares valued at $0.15 per share in payment for services and fees to third parties

11/30/2008     Issued 100,000 common shares to a third party valued at an average price of $0.57 per share in payment for current period services of $16,733 and services included in accounts payable as of May 31, 2008 of $40,000.

01/15/09      Issued 687,495 common shares to an officer of the company valued at $0.20 per share for compensation.
              $100,000 of the compensation was included in accrued liabilities as of May 31, 2008 and $37,500 was for services rendered during the nine months ended February 28, 2009

01/15/09      Issued 500,000 shares to an officer of the company valued at $0.025 for services rendered during the period


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

As of February 28, 2009, there were 1,810,000 warrants outstanding.


NOTE 8 - IMPAIRMENT OF OIL AND GAS PROPERTIES


Due to the fall in oil and natural gas prices, Exterra evaluated its oil and gas properties under FAS 144 as of November 30, 2008 to determine if they were impaired. Based on the analysis, Exterra determined an impairment loss of $1,207,558 should be recognized for the nine months ended February 28, 2009.


NOTE 9 - SUBSEQUENT EVENTS


On March 13, 2009, the Company completed the acquisition of a profits interest in a saltwater disposal well and lease in the Newark East Field of North Texas, in consideration of the payment of $2,660,607 payable in shares of restricted common stock of the Company valued at $.06 a share for a total of 44,343,451 shares. As of the date of acquisition, the well was not operational.


Subsequent to February 28, 2009, Exterra reached a settlement with a former CEO regarding severance pay. Under the terms of the settlement, the former CEO will receive $135,000 in shares of Exterra common stock once Exterra has enough authorized shares for the issuance. The $135,000 is included in accounts payable and accrued expenses on the balance sheet as of February 28, 2009.





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


Results of Operations

Three Months Ended February 28, 2009 and February 29, 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the three months ended February 28, 2009 and February 29, 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                   Three Months Ended
                                             February 28 ,2009                           February 29, 2008
                                     ----------------------------------         ------------------------------------
                                        Amount               Percentage             Amount                Percentage
                                     -------------           ----------         -------------             ----------

Total revenues                         $  74,337                100%             $    68,296                 100%
Total Expenses                           263,267                354%               2,677,889                3921%
Total Other Expenses                     (23,400)               -31%                  (34,247)               -50%
Net loss                               $(212,290)              -285%              $(2,643,840)             -3871%


Oil and Gas Revenues

Revenues for the three months ended February 28, 2009 and February 29, 2008 were $74,337 and $68,296, respectively. The increase is due to our purchase of additional working interests primarily through the Star of Texas acquisition. We expect our oil and gas revenues to decrease in the following months as oil and natural gas prices have continued to decline.


Lease Operating Expenses

Lease operating expenses for the three months ended February 28, 2009 and February 29, 2008 were $93,237 and $50,302, respectively. Prior period expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.


Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the three months ended February 28, 2009 and February 29, 2008 were $49,734 and $319,181, respectively. The decrease in the depreciation, depletion and accretion was due primarily to the impairment in the previous quarter of Exterra's oil and gas properties.


General and Administrative and Consulting Expenses

General and administrative and consulting expenses for the three months ended
February 28, 2009 and February 29, 2008 were $120,206 and $2,340,171, respectively. The decrease is principally due to the consulting fees for the three months ended February 28, 2009 and February 29, 2008, which were $84,734 and $1,998,843 respectively. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.




Interest Expense


Interest expense for the three months ended February 28, 2009 and February 29, 2009 were $23,400 and $34,247, respectively. The decrease was due to one debt obligation that was satisfied by the issuance of common stock.


Net Loss

Our net loss for the three months ended February 28, 2009 and February 29, 2008 was $212,290 and $2,643,840, respectively. The decrease is primarily attributable to the $1,941,109 decrease in consulting fees for the three months ended February 28, 2009 as compared to February 29, 2008.


Nine months ended February 28, 2009 and February 29, 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the nine months ended February 28, 2009 and February 29, 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                      Nine months ended
                                                   February 28, 2009                       February 29, 2008
                                         ---------------------------------         ---------------------------------
                                            Amount              Percentage            Amount              Percentage
                                         -----------            ----------         -----------            ----------

Total revenues                           $   348,554               100%            $   164,630                100%
Total Expenses                             2,524,677               724%              8,611,282               5231%
Total Other Expenses                         (93,366)              -27%                (97,516)               -59%
Net loss                                 $(2,269,489)             -651%            $(8,544,168)             -5190%


Oil and Gas Revenues

Revenues for the nine months ended February 28, 2009 and February 29, 2008 were $348,554 and $164,630, respectively. The increase is due to our purchase of additional working interests primarily through the Star of Texas acquisition. We expect our oil and gas revenues to decrease in the following months as oil and natural gas prices have continued to decline.


Lease Operating Expenses

Lease operating expenses for the nine months ended February 28, 2009 and February 29, 2008 were $258,927 and $220,998, respectively. The increase in expenses consisted of costs incurred in connection with putting our oil and natural gas properties into production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.


Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the nine months ended February 28, 2009 and February 29, 2008 were $189,610 and $327,006, respectively. The decrease in the depreciation, depletion and accretion was due primarily to the impairment of $1,207,588 to Exterra's oil and gas properties. The downward revision of the reserve estimates based on recent declines in oil and gas prices led to the impairment of Exterra's properties in the second quarter of 2009.


General and Administrative and Consulting Expenses

General and administrative and consulting expenses for the nine months ended
February 28, 2009 and February 29, 2008 were $868,582 and $7,913,083, respectively. The decrease is principally due to the consulting fees for the nine months ended February 28, 2009 and February 29, 2008, which were $552,767 and $7,049,608, respectively. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.




Interest Expense

Interest expense for the nine months ended February 28, 2009 and February 29, 2008 were $93,366 and $97,516, respectively. The decrease is due primarily to the decrease in Exterra's outstanding debt for the nine months ended February
28, 2009.


Net Loss

Our net loss for the nine months ended February 28, 2009 and February 29, 2008 was $2,269,489 and $8,544,168, respectively. The decrease is primarily attributable to the $6,496,841 decrease in consulting fees for the nine months ended February 28, 2009 as compared to February 29, 2008.


Liquidity and Capital Resources

Pursuant to the recent and ongoing decline in the price of oil and natural gas, the Company has exhausted its financial resources. In addition, the collapse of the worldwide financial markets has largely prevented the Company from acquiring new financing. Therefore, substantial doubt exists as to whether our company can continue as a going concern.

As of February 28, 2009, Exterra had cash of $128 and negative working capital of $1,785,826. This compares to cash of $9,190 and negative working capital of $1,606,489 as of May 31, 2008.

Debts outstanding at February 28, 2009 are as follows:

(1)  Note payable to purchase oil and gas properties $200,000

(2)  Convertible loans $367,500

(3)  Note payable to Coventry Capital $462,125


Total debt outstanding - $1,029,625

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $54,959 in interest on the note payable as of February 28, 2009. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be

(2) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus.
This bonus is due from initial production revenue realized from the first six months of net revenue from the University Lands, Pecos County, Texas.
Furthermore, 205,900 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $0.75 per share for a total of 476,667 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2008. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful.

Through February 28, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $39,382 at February 28, 2009 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.




(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $82,216 in interest as of February 28, 2009. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

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


Cash Flow from Operating Activities

For the nine month period ended February 28, 2009, net cash used by operating activities was $159,453, versus net cash used by operating activities of $1,121,146 for the nine month period ended February 29, 2008. This decrease in net cash used by operations activities is primarily due to cash flow generated from field operations due to increased volumes and prices from production.


Cash Flow from Investing Activities

For the nine month period ended February 28, 2009, net cash used in investing activities was $0, versus net cash used by investing activities of a $714,188 for the nine month period ended February 29, 2008. Our investing activities were funded from the use of cash from borrowings on debt and operations.


Cash Flow from Financing Activities

For the nine month period ended February 28, 2009, net cash provided by financing activities was $150,391, versus net cash provided by financing activities of a $1,612,880 for the nine month period ended February 29, 2008.
The decrease in cash provided by financing activities was due to the decrease in funds obtained through stock sales and borrowings for the nine months ended
February 28, 2009 versus February 29, 2008.


Subsequent Events

On March 13, 2009, the Company completed the acquisition of a profits interest in a saltwater disposal well and lease in the Newark East Field of North Texas, in consideration of the payment of $2,660,607 payable in shares of restricted common stock of the Company valued at $.06 a share for a total of 44,343,451 shares. As of the date of acquisition, the well was not operational.

Subsequent to February 28, 2009, Exterra reached a settlement with a former CEO regarding severance pay. Under the terms of the settlement, the former CEO will receive $135,000 in shares of Exterra common stock once Exterra has enough authorized shares for the issuance. The $135,000 is included in accounts payable and accrued expenses on the balance sheet as of February 28, 2009.


Hedging

We did not hedge any of our oil or natural gas production during 2008 or 2009 and have not entered into any such hedges as of February 28, 2009 and through the date of this filing.


Contractual Commitments

Information about contractual obligations at February 28, 2009 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2008.


Off-Balance Sheet Arrangements

As of February 28, 2009, we had no off-balance sheet arrangements.




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


ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by the Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief
Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of February 28, 2009.




ITEM 4T. CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred in any previously reported legal proceedings involving the Company during the quarter ended February 28, 2009.


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

01/31/2009      Issued 687,495 common shares valued at an average price
                of $0.20 per share for Payment of current period services
                and 500,000 common shares valued at $0.03 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The following listings of corporate debt are in default:

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $43,333 in interest on the note payable as of February 28, 2009. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through February 28, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $46,313 at February 28, 2009 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $46,708 in interest as of February 28, 2009. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.


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


Exterra Energy Inc.

                       By:   /s/ Robert Royal
                             ----------------------------
                             Robert Royal
                             Chief Executive Officer
                             Date: April 15, 2009