Form 10-K
period 2009-05-31
Exterra Energy Inc.
filed 2009-10-14
CIK 1367387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended May 31, 2009

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

               701 South Taylor, Suite 440, Amarillo, Texas 79101
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone no.: (806) 373-7111

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

       Large accelerated filer [ ]            Accelerated filer [ ]

       Non-accelerated filer [ ]              Smaller reporting company [X]
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) [ ] Yes [X] No

State the issuer's revenues for its most recent fiscal year. $ 437,968

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $1,392,742 (Based on the price per share on September 30, 2009 of $0.95). 1,466,044 Shares.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                    Outstanding Shares
                 Class                            as of October 14, 2009
----------------------------------------   ------------------------------------
Common Stock, Par Value $0.001 per share                12,058,779

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

History

As described in its original prospectus filed with the Securities and Exchange Commission, the Company acquired the Green Gold Jade mineral claims located in British Columbia, Canada in February 2006 for $10,000, which was subsequently recorded as an impairment loss in the fiscal year ending May 31, 2006.

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

Our main source of revenue comes from the sale of natural gas. We anticipate we will derive some revenue from oil sales from acquired oil production and our natural gas wells. In addition, we plan to revitalize and further exploit producing oil wells located on the University Lands lease later in 2008 and 2009. The main costs associated with our business are related to oil and gas property acquisition, initial well revitalization and ongoing lease operating expenses. The revitalization of wells allows short and long term cash increases, while holding the lease for additional future development.

Our principal office is located at 701 South Taylor, Suite 440, Amarillo, Texas 77056. Our phone number is (806) 373-7111 and fax number is (806) 537-6910. Our website address is www.exterraenergyinc.com. The Company has been granted a Certificate of Authority to transact business in the state of Texas.

Recent Events

In October 2007, Exterra closed the acquisition of significant assets from Star of Texas Energy Services, Inc. ("Star") and associated companies. This acquisition of assets included Working Interests and Over-Riding Royalties in various Barnett Shale wells producing on 17,500 acres. In addition, the Company acquired interests in wells to be drilled, interests in wells being completed and hard assets such as surface lands, as well as an ownership interest in an intrastate natural gas pipeline and a commercial salt water disposal well.

Under the agreement with Star, there were working interests in various additional wells and leases that were not transferred. The assignments of these additional wells and leases were to be held in trust until Exterra chose to satisfy liens and encumbrances against these leases. During 2009, Star of Texas filed Chapter 7 and Exterra is considering buying the leases and wells from the Trustee for a negotiated price. As of October 2009, none of the interests in the additional wells and leases have been transferred to Exterra. In addition, the lienholders for these additional wells have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

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

On March 13, 2009, the Company completed the acquisition of a 25% profit interest in a saltwater disposal well and lease in the Newark East Field of North Texas, in consideration of the payment of $2,660,607 payable in shares of restricted common stock of the Company valued at $.06 a share for a total of 44,343,451 shares. The acquisition consisted of a profit interest in the saltwater disposal well that was estimated at approximately $3,000,000, over a five year period, by a third party consulting firm upon completion of construction and being fully operational. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director and Todd R. Royal, President, Secretary and Director of the Company. In addition, ROYALCO is currently in litigation over its profit interest in the saltwater disposal well. According to the purchase agreement, if the litigation were to result in Royalco losing its development and management rights to the saltwater disposal well, the assets transferred to Exterra would be replaced with assets of equivalent value.

On April 15, 2009, the Company's Board of Directors approved an agreement for the acquisition of certain mineral leases in Texas, with proven undeveloped engineered gas reserves with undiscounted future cash flows of $20,172,877, in consideration of the payment of 5,603,577 shares of restricted common stock of the Company valued at $3.60 a share following the effective date of a reverse stock split by the Company. The acquisition was completed May 18, 2009. The acquisition consisted of undeveloped mineral leases in Parker and Jack Counties, Texas. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director and Todd R. Royal, President, Secretary and Director of the Company.

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

On March 13, 2009, the Company completed the acquisition of a profits interest in a saltwater disposal well and lease in the Newark East Field of North Texas. The acquisition consisted of a 25% profit interest in the saltwater disposal well that was estimated at approximately $3,000,000, over a five year period, by a third party consulting firm upon completion of construction and being fully operational. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director and Todd R. Royal, President, Secretary and Director of the Company.

Finally, On May 18, 2009, the Company acquired undeveloped mineral leases in Parker and Jack Counties, Texas. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director and Todd R. Royal, President, Secretary and Director of the Company.

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

Although management believes that we are not dependent upon any one customer, our current marketing arrangement relies on one purchaser for 90% of our revenue for the year ended May 31, 2009. In the event that our current purchaser is unwilling or unable to purchase the production, management believes alternative purchasers of its production are readily available.

Employees

As of the end of our fiscal year on May 31, 2009, we had two employees. We also utilize certain outsourced third party consultants to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel.

The Company currently does not have any employees subject to union collective bargaining agreements. With the successful implementation of our business plan, we may seek additional employees in the next year to handle potential growth.

Facilities

We currently occupy one location of approximately 1,316 square feet for our headquarter office located at Suite 440, 701 South Taylor, in Amarillo, Texas for $2,303 per month. For the fiscal year ended May 31, 2009, the Company incurred $21,500 for office rental.

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

Risks Relating to Our Business

We have generated negative cash flow from operations for the two most recent fiscal years, have an accumulated deficit of $20,215,555 at May 31, 2009 and incurred a net loss of $5,170,982 for the fiscal year ended May 31, 2009. We have defaulted on certain note agreements.

Exterra's has recently closed on an initial $10,000,000 line of credit facility, that Management believes will capitalize the Company to acquire certain Oil & Gas Producing Mineral Leases, wells and equipment, using Management's model of a three year pay back from the net received. Management has identified several such possible acquisitions. Exterra is a E & P Company that plans to exploit acquisitions leases, wells and Proven Oil and Gas Reserves to maximize shareholder value.

Exterra's Board of Directors has authorized a corporate stock dividend policy which the company is authorized to distribute 25% of the after tax net annual earnings of Exterra to all stockholders of record by distributing quarterly cash dividends to all Exterra Stockholders of record.

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

Our common stock is not considered "penny stock" securities under Exchange Act rules.

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

Under the Star acquisition, Exterra also acquired working interests carried through first sales in approximately 3,979 acres of proven undeveloped leases
(PUDS) in Parker and Hood Counties, Texas. Currently, we have a carried Working Interest in six (6) producing wells on these leases. The remainder of the leases will be the subject of a continuous drilling program conducted and operated by Carrizo Oil & Gas, Inc. (Nasdaq "CRZO") and Sauder Management.

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

Under the agreement with Star, there were working interests in various additional wells and leases that were not transferred. The assignments of these additional wells and leases were to be held in trust until Exterra chose to satisfy liens and encumbrances against these leases. During 2009, Star of Texas filed Chapter 7 and Exterra is considering buying the leases and wells from the Trustee for a negotiated price. As of October 2009, none of the interests in the additional wells and leases have been transferred to Exterra. In addition, the lienholders for these additional wells have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

In February 2008, Exterra increased its interest in numerous producing Barnett Shale wells by offering Working Interests partners common shares of the Company in exchange for their Working Interests.

On March 13, 2009, the Company completed the acquisition of a 25% profit interest in a saltwater disposal well and lease in the Newark East Field of North Texas, in consideration of the payment of $2,660,607 payable in shares of restricted common stock of the Company valued at $.06 a share for a total of 44,343,451 shares. The acquisition consisted of a profit interest in the saltwater disposal well that was estimated at approximately $3,000,000, over a five year period, by a third party consulting firm upon completion of construction and being fully operational. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director and Todd R. Royal, President, Secretary and Director of the Company.

On April 15, 2009, the Company's Board of Directors approved an agreement for the acquisition of certain mineral leases in Texas, with proven undeveloped engineered gas reserves with undiscounted future cash flows of $20,172,877, in consideration of the payment of 5,603,577 shares of restricted common stock of the Company valued at $3.60 a share following the effective date of a reverse stock split by the Company. The acquisition was completed May 18, 2009. The acquisition consisted of undeveloped mineral leases in Parker and Jack Counties, Texas. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director and Todd R. Royal, President, Secretary and Director of the Company.

The Company constantly is evaluating new prospects in what is considered to be peripheral areas in the Barnett Shale and oil and gas in other areas of the State of Texas, other states and offshore. There is no assurance these properties can be acquired or will obtain funding to exploit.

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

Oil and Natural Gas Reserves
----------------------------

The net crude oil and gas reserves of the Company as of May 31st, 2009 were 215,750 barrels of oil and condensate and 6.842 BCFG (billion cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

      Proved Developed Producing                1,170 BO and 0.317 BCFG
      Proved Developed Non-Producing           30,480 BO and 0.065 BCFG
      Proved Undeveloped                      184,100 BO and 6.459 BCFG
      Total Proved Reserves                   215,750 BO and 6.842 BCFG

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

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                       Year ended May 31,
                                                      -------------------
  Gas and Oil Properties, net:                        2009           2008
                                                      ----           ----

     Proved developed gas reserves-Mcf (1)           382,430         767,690

     Proved undeveloped gas reserves-Mcf (2)       6,459,120       1,443,360

        Total proved gas reserves-Mcf              6,841,550       2,211,050

  Proved developed crude oil and
     Condensate reserves-Bbls (1)                     31,650           1,070

  Proved undeveloped crude oil and
     Condensate reserves-Bbls (2)                    184,100          18,900

         Total proved crude oil and condensate
          Reserves-Bbls                              215,750          19,970

*deminimus amounts
(1) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(2) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Wells
-----

The Company did not drill any new wells during the fiscal year. The following table summarizes the Company's Working Interests in productive and non-productive oil and gas wells at May 31st, 2009. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in gross wells:

                                           Year Ended May 31,
                                 ------------------------------------
                                       2009                 2008
                                 ---------------       --------------
                                 Gross      Net        Gross     Net
                                 -----      ---        -----     ---

         Total Wells:
            Productive           16.000     6.24       54.000    5.15
            Non-Productive       13.000     6.21        6.000    6.00
               Total             29.000    12.45*      60.000   11.15*

*During the year, the Company sold -0- gross wells (-0- net wells).


                                                    Year Ended May 31,
                                                    ------------------
                                                     2009        2008
                                                    ------      ------

         Average Sales Price per Unit
         Produced:
           Natural Gas ($Mcf)                       $  6.26     $  8.81
           Crude Oil & Condensate ($/Bbl)           $ 67.09     $ 74.06

         Average Production Cost per
         Equivalent Barrel (1) (2)                  $ 31.54     $ 49.58

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is aware of the following pending litigation that could result in a material loss:

At May 31, 2009, the following litigation is pending:

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

As of May 31, 2009, Exterra had $21,331 recorded in accounts payable and accrued expenses related to this claim.

2. Randall K. Boatright v. Exterra Energy, Inc., in the 55th District Court in and for Harris County, Texas
          a. Plaintiff is a former officer and director of the Company and has claimed the amount of $97,200 plus attorney's fees and interest for past compensation owed and severance.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

As of May 31, 2009, Exterra had $97,200 recorded in accounts payable and accrued expenses related to this claim.

3. 0424864 BC, Ltd. and Gordon McDougall v. Exterra Energy, Inc., in the 151st District Court in and for Harris County, Texas
          a. Plaintiff is a former officer and director of the Company and has claimed the amount of $132,800 plus attorney's fees and interest for past compensation and severance.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

As of May 31, 2009, Exterra had $135,000 recorded in accounts payable and accrued expenses related to this claim.

4. Planet United, Inc. v. Exterra Energy, Inc., in the 80th District Court in and for Harris County, Texas
          a. This is a suit on a debt in the amount of $250,000 originally due July 17, 2008 and bearing interest at 10%. In addition, the plaintiff claims they are owed a revenue sharing bonus of up to $25,000 derived from the Company's University Lands in Pecos County, TX.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

As of May 31, 2009, Exterra had $250,000 recorded in convertible notes payable and $31,250 of accrued interest recorded in accounts payable and accrued expenses related to this claim.

In addition to the above litigation, Exterra has been named in several cases against Star of Texas Energy Services, Inc as mentioned in Note 4. The lienholders for various wells and leases owned by Star of Texas have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Market Information

The Company's common stock was called to trade on the OTC Bulletin Board under the symbol "GRGO". In July 2007, the Company received approval to change its name to Exterra Energy Inc. and a new trading symbol, EENR, was granted effective August 12, 2007. The trading symbol changed to EENI post reverse split.
The following information is provided to show quarterly high and low prices of our common stock for the fiscal year ended May 31, 2009.

                                          Price Per Share
                                          High         Low
                                          -----        ---
               Fiscal 2009
               -----------
               First Quarter              41.99        9.00
               Second Quarter             21.00        2.40
               Third Quarter              13.20        0.60
               Fourth Quarter              6.00        2.40

During the First Quarter of 2010, subsequent to year end, the following high and low prices were recorded for the Company's common stock.

                                          Price Per Share
                                          High         Low
                                          ----         ---
               Fiscal 2010
               -----------
               First Quarter              4.25         1.01

As of June 1, 2007 there were 15,833 warrants outstanding from a stock Private Placement financing consummated on January 23, 2007. These warrants are exercisable at $1.00 per share and expired on January 23, 2009.

During 2008, a total of 16,409 warrants were granted to third parties. 15,000 of these were granted to one individual for services (see Note 7), 1,167 were granted to private placement investors in accordance with terms in the above paragraph and 242 were granted to a placement agent. No warrants were exercised or forfeited during the year. As a result, a total of 32,242 warrants were outstanding as of May 31, 2008.

On June 16, 2008, 8,333 cashless warrants were exercised, which resulted in the issuance of 8,205 common shares.

On July 1, 2008, 6,667 cashless warrants were cancelled as a result of the re-negotiation of a consulting agreement.

On July 15, 2008, 242 cashless warrants were exercised resulting in the issuance of 99 common shares.

On August 28, 2008, 10,917 warrants were granted to Private Placement investors, who subscribed to invest in our common stock. These warrants are either exercisable in one year at $30 per share or in two years at $45 per share.

In September 2008, Exterra granted 2,250 warrants exercisable in one year at $30 per share or in two years at $45 per share for cash proceeds of $27,000 in a private placement.

In January of 2009, 17,000 warrants associated with private placements mentioned above expired unexercised.

As of May 31, 2009, there were 13,167 warrants outstanding with no intrinsic value and an exercise price of $30. The warrants expire in August of 2010.

Holders

As of May 31, 2009, there were approximately 570 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Dividend Policy

We have not declared, paid cash dividends, or made distributions in the past. On April 28, 2009 the Company announced that Exterra's Board of Directors authorized a corporate stock dividend policy in which the company is authorized to distribute 25% of the after tax net annual earnings of Exterra to all stockholders of record by distributing quarterly cash dividends to all Exterra Stockholders of record. We currently intend to retain and reinvest future earnings which exceed cash dividends paid to finance operations.

We have not declared, paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions at this time. Should the Board deem the company's earnings and future cash needs would support dividends things could change. We currently intend to retain and reinvest future earnings to finance operations.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the financial statements included herewith for the two most recent fiscal years ended May 31, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                          Fiscal Years Ended May 31,
                               -----------------------------------------------
                                         2009                    2008
                               ----------------------   ----------------------
                                  Amount   Percentage     Amount      Percentage
                               ----------- ----------   ------------  ----------
Total Revenues                 $   437,968      100%    $    460,966       100%
Total Expenses                   5,468,784     1249%      14,639,991      3176%
Total Other Expenses              (140,166)     -32%        (235,637)      -20%
Income before income taxes     $(5,170,982)   -1181%    $(14,414,662)    -3127%
Net loss                       $(5,170,982)   -1181%    $(14,414,662)    -3127%

Year Ended May 31, 2009 and 2008

Oil and Gas Revenues

Revenues for the year ended May 31, 2009 and 2008 were $437,968 and $460,966 respectively. The decrease is due to reduced production due to reduced oil and gas commodity pricing. We expect our oil and gas revenues to increase in the following year as our oil and natural gas properties are brought to greater levels of production.

Lease Operating Expenses

Lease operating expenses for the year ended May 31, 2009 and 2008 were $298,508 and $428,267, respectively. The decrease in expenses was due to reduced production due to reduced oil and gas commodity pricing. We expect our operating expenses to grow as we repair and improve the wells we have purchased.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2009 and 2008 were $1,425,722 and $8,430,203, respectively. The decrease is principally due to non-cash expenses as they relate to stock issued for services in the amount of $5,621,223 and warrants issued for services in the amount of $963,426 for the year ended May 31, 2008. Our legal and accounting fees totaled $241,782 for the year ended May 31, 2009 compared to $213,133 in 2008. We also incurred $25,547 in public company consulting fees in 2009 compared to $553,370 in 2008. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.

Interest Expense

Interest expense for the year ended May 31, 2009 and 2008 were $140,166 and $235,637, respectively. The decrease is due to the decrease in non-cash interest expense during 2009.

Net Loss

Our net loss for the year ended May 31, 2009 and 2008 was $5,170,982 and $14,414,662, respectively. The decrease is primarily attributable to a decrease of oil and gas property impairment of $1,705,181 and a decrease in stock issued for services and warrants issued for services of $5,961,666.

Liquidity and Capital Resources

As of May 31, 2009, Exterra had cash of $7,505 and negative working capital of $2,051,932. This compares to $9,190 and negative working capital of $1,606,488 for the year ending May 31, 2008.

Debt outstanding at May 31, 2009 are as follows:

(1)  Note payable to purchase oil and gas properties                  $ 200,000

(2)  Convertible loans                                                  367,500

(3)  Note payable to Coventry Capital                                   462,125

(4)  Note payable to RoyalCo Financial                                   30,000

                                                                     $1,059,625

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos County leases and 360,000 shares of the Company's restricted common stock. The Company has accrued $40,000 and $60,000 in interest on the note payable as of May 31, 2008 and 2009. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans are due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years . The Convertible Loans are convertible into common shares of the Company at $45 per share for a total of 8,167 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2008. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company has accrued interest at May 31, 2008 and 2009 of $11,895 and $48,645.

Through May 31, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

The Company may force conversion of the Convertible Loans into common shares. This will only occur if the Company's common shares trade at $120 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $90 per share or higher.

(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $20,000 and $103,183 in interest as of May 31, 2008 and 2009. In September 2009, the Company negotiated a preliminary settlement agreement for this note that would result in the issuance of 5,000,000 shares of common stock for full settlement of the amounts owed.

(4)Principal and interest (10% per annum) is un-secured and due April 15, 2010. The Company has accrued $500 in interest as of May 31, 2009.

In an effort to explore and evaluate global financial opportunities, the Company has engaged an Investment Bank, Coastal Securities Inc., to assist in these efforts. Although there can be no assurances these efforts will be successful, the Company contemplates securing a debt facility adequate to satisfy the Notes Payable described above.

During the year ended May 31, 2009, the Company consummated the following common stock transactions:

06/01/2008     Issued 583 common shares valued at $33 per share in payment for services and fees to third parties

06/25/2008     Issued 8,205 common shares upon the cashless exercise of warrants

07/01/2008     Issued 8,333 common shares valued at $24 per share in payment for services and fees to third parties

07/31/2008     Issued 5,000 common shares valued at $12 per share in payment for services and fees that were accrued as of May 31, 2008

08/04/2008     Issued 99 common shares upon the exercise of cashless warrants

08/26/2008     Issued 10,917 common shares at $12 per share for cash in a private placement

08/28/2008     Issued 333 common shares valued at $12 per share in payment for services and fees to third parties

09/09/2008     Issued 167 common shares at $12 per share for cash in a private placement

09/30/2008     Issued 2,083 common shares at $12 per share for cash in a private placement

10/15/2008     Issued 5,000 common shares valued at $9 per share in payment for services and fees to third parties

11/30/2008     Issued 1,667 common shares to a third party valued at an average price of $34.03 per share in payment for current period services of $16,733 and services included in accounts payable as of May
               31, 2008 of $40,000.

01/15/2009     Issued 11,458 common shares to an officer of the company valued at $12 per share for compensation. $100,000 of the compensation was included in accrued liabilities as of May 31, 2008 and $37,500 was for services rendered during year ended May 31, 2009

01/31/2009     Issued 8,333 shares valued at $1.50 per share for to an officer of the company for services rendered during the period

03/13/2009     In a related party transaction issued 739,059 shares valued at
               $3.60 per share to acquire a working interest in a salt water disposal well from RoyalCo Oil and Gas Corporation

02/14/2009     Issued 100,000 common shares valued at $2.40 per share in payment for services and fees to third parties

05/04/2009     Performed a 1 for 60 reverse stock split. All share and per share amounts have been adjusted retroactively to reflect the effect of this split as of the first day of the first period presented.

05/18/2009     In a related party transaction, issued 5,603,577 shares valued at
               $3.60 per share to acquire oil and gas working interests from RoyalCo Oil and Gas Corporation

05/18/2009     Issued 56,700 shares in a distribution of 100 shares to each stockholder of record

05/26/2009     Issued 12,000 shares valued at $4.00 per share for to a former officer of the company valued for services rendered during the period

In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has defaulted on certain outstanding notes payable, which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to settle or restructure its outstanding past due notes payable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and
(2) securing a debt facility adequate to satisfy our funding deficit. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Cash flow from operating activities

For the year ended May 31, 2009, net cash used by operating activities was $182,076 compared to net cash used by operating activities of $ 1,219,648 for the year ended May 31, 2008. The $1,037,572 decrease in net cash used by operating activities is primarily due to our decrease in our general and administrative expenses, professional and consulting expenses.

Cash flow from investing activities

For the year ended May 31, 2009, net cash used in investing activities was $0 compared to $650,175 for the year ended May 31, 2008. The $650,175 decrease is primarily attributed to our acquisition of oil and gas interests through stock purchases.

Our investing activities in fiscal 2008 were funded from the use of proceeds from the private placement.

Cash flow from financing activities

For the year ended May 31, 2009, net cash flows from financing activities was $180,391 compared to $1,618,314 for the year ended May 31, 2008. The $1,437,923 decrease is primarily attributable to our private placement in fiscal year 2008.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                              EXTERRA ENERGY, INC.
                        INDEX TO THE FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     F-2
Consolidated Balance Sheets                                                 F-3
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Stockholders' Equity                             F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Exterra Energy, Inc.
Amarillo, Texas

We have audited the accompanying balance sheets of Exterra Energy, Inc. as of May 31, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exterra Energy, Inc. as of May 31, 2009 and 2008 and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey PC
www.malone-bailey.com
Houston, Texas
October 14, 2009


                                     EXTERRA ENERGY, INC.
                                       BALANCE SHEETS

                                                                 May 31, 2009    May 31, 2008
                                                                 ------------    ------------
CURRENT ASSETS:
     Cash and equivalents                                        $      7,505    $      9,190
     Oil and gas receivable                                            42,326         148,114
     Prepaid expenses                                                     611          11,327
                                                                 ------------    ------------

               TOTAL CURRENT ASSETS                                    50,442         168,631


OIL AND GAS PROPERTIES, net - successful efforts method             2,379,194       4,533,036
OIL AND GAS PROPERTIES, unevaluated                                      --           669,600
VEHICLES, FURNITURE AND EQUIPMENT, net                                 25,075          32,754
OTHER ASSETS                                                            9,913           9,913
                                                                 ------------    ------------

                TOTAL ASSETS                                     $  2,464,624    $  5,413,934
                                                                 ============    ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $  1,042,749    $    737,885
     Oil and gas properties purchase note payable                     200,000         200,000
     Convertible notes payable                                        367,500         367,500
     Related party note payable                                        30,000               -
     Other current notes                                              462,125         469,734
                                                                 ------------    ------------

              TOTAL CURRENT LIABILITIES                             2,102,374       1,775,119

NON-CURRENT LIABILITIES:
     Asset retirement obligation                                      120,271          62,872
                                                                 ------------    ------------

               TOTAL LIABILITIES                                    2,222,645       1,837,991
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value
    75,000,000 shares authorized: 7,036,279 and
    462,763 shares issued and outstanding, respectively                 7,036             463
    Additional paid-in capital                                     20,450,498      18,620,053
    Accumulated deficit                                           (20,215,555)    (15,044,573)
                                                                 ------------    ------------

               TOTAL STOCKHOLDERS' EQUITY                             241,979       3,575,943
                                                                 ------------    ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,464,624    $  5,413,934
                                                                 ============    ============


          The accompanying notes are an integral part of these financial statements


                              EXTERRA ENERGY, INC.
                            STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                  -----------------------------
                                                  May 31, 2009     May 31, 2008
                                                  ------------     ------------
REVENUE:
     Oil and gas sales                            $    437,968     $    460,966

OPERATING EXPENSES:

     Lease operating expenses                          298,508          428,267
     Depreciation, depletion and accretion             223,931          405,522
     Impairment                                      3,520,623        5,225,804
     General and administrative                      1,425,722        8,430,203
     Loss on sale of oil and gas property                 --            150,195
                                                  ------------     ------------

          Total Expenses                             5,468,784       14,639,991
                                                  ------------     ------------


LOSS FROM OPERATIONS                                (5,030,816)     (14,179,025)
                                                  ------------     ------------

OTHER EXPENSES:

     Interest expense                                 (140,166)        (235,637)
                                                  ------------     ------------

          Total Other Expenses                        (140,166)        (235,637)
                                                  ------------     ------------

NET LOSS                                          $ (5,170,982)    $(14,414,662)


LOSS PER SHARE - BASIC AND DILUTED                $      (5.80)    $     (42.43)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                        897,973          339,734








    The accompanying notes are an integral part of these financial statements


                                            EXTERRA ENERGY, INC.
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                      Additional
                                             Common Stock              Paid-In     Accumulated
                                         Shares         Amount         Capital       Deficit         Total
                                       -----------    -----------    -----------   -----------    -----------


Balances at May 31, 2007                   191,567            192        855,705      (629,911)       225,986

Issuance of common stock for:
      Cash                                  25,525             26      1,148,601                    1,148,627
      Services                              88,260             88      5,621,135                    5,621,223
      Oil & gas property - Star
             of Texas                      133,333            134      8,639,866                    8,640,000
      Oil & Gas property
            working interests               12,255             12        661,783                      661,795
      Debt settlement                        6,274              6        414,063                      414,069
      Debt issuance fees                     3,380              3        192,373                      192,376
      Conversion of notes payable
        and accrued interest                 2,169              2        104,126                      104,128

Stock options issued for services             --                         963,426                      963,426
Discount on notes payable from
  beneficial conversion feature               --                          18,975                       18,975

Net loss                                                                            (14,414,662)  (14,414,662)
                                       -----------    -----------    -----------    -----------    ----------

Balances at May 31, 2008                  462,763            463      18,620,053    (15,044,573)    3,575,943

Issuance of common stock for:
      Cash                                 13,168             13         157,987                      158,000
      Services                            138,708            139         622,844                      622,983
      Services - prior year accrual        14,000             14         199,986                      200,000
      Oil & gas property - saltwater
            disposal well                 739,059            739       2,659,873                    2,660,612
      Oil & gas property - proved
            undeveloped leases          5,603,577          5,603      20,167,274                   20,172,877
      Deemed distribution to directors       --             --       (21,977,454)                 (21,977,454)
      Cashless warrant exercise             8,304              8              (8)                        --
      Stock dividend distribution          56,700             57             (57)                        --
Net loss                                     --             --              --        (5,170,982)  (5,170,982)
                                      -----------    -----------     -----------    ------------   -----------

Balances at May 31, 2009                7,036,279    $     7,036     $20,450,498    $(20,215,555)  $  241,979


                 The accompanying notes are an integral part of these financial statements


                                      EXTERRA ENERGY, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                 For the Year Ended  For the Year Ended
                                                                    May 31, 2009        May 31, 2008
                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                        $ (5,170,982)      $(14,414,662)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation, depletion and amortization                         223,931             405,522
        Impairment                                                     3,520,623           5,225,804
        Amortization of debt discount                                       --               124,589
        Stock issued for services                                        622,983           5,621,223
        Stock issued for debt service fees                                  --               192,376
        Loss on sale of oil and gas property                                --               150,195
        Warrant expense                                                     --               963,426
    Changes in operating assets and liabilities
        Oil and gas receivables                                          105,788            (130,559)
        Prepaid expenses and other current assets                         10,716             (11,327)
        Other assets                                                        --                (9,913)
        Accounts payable and accrued expenses                            504,865             663,678
                                                                    ------------        ------------
                      Net Cash Used in Operating Activities             (182,076)         (1,219,648)
                                                                    ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of oil and gas property                                     --               (71,089)
    Sale of oil and gas property                                            --               100,000
    Star of Texas Well Completions                                          --              (642,476)
    Purchase of fixed assets                                                --               (36,610)
                                                                    ------------        ------------
                    Net Cash Used in Investing Activities                   --              (650,175)
                                                                    ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock                                          158,000           1,148,627
    Borrowings on debt                                                    30,000             612,128
    Payments on debt                                                      (7,609)           (142,441)
                                                                    ------------        ------------
                     Net Cash Provided by Financing Activities           180,391           1,618,314
                                                                    ------------        ------------

                 NET INCREASE IN CASH                                     (1,685)           (251,509)

                 CASH AT BEGINNING OF PERIOD                               9,190             260,699
                                                                    ------------        ------------
                 CASH AT END OF PERIOD                              $      7,505        $      9,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    CASH PAID FOR:
        Interest                                                    $       --          $     82,837
        Income taxes                                                        --                  --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for oil and gas properties                             $ 22,833,490        $  8,640,000
Stock issued for oil and gas property working interests                     --               661,795
Deemed distribution to directors                                     (21,977,454)               --
Stock issued for accounts payable and accrued expenses                   200,000                --
Change in estimate on asset retirement obligations                        39,713                --
Stock issued for conversion of notes payable and accrued interest           --               104,128
Discount on notes payable from beneficial conversion feature                --                18,975




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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company had no cash in excess of federally insured limits for the periods ending May 31, 2009 and 2008, respectively. The Company maintains cash accounts only at large high quality financial institutions and Exterra believes the credit risk associated with cash is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoice amount and do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of May 31, 2009 and 2008, $31,000 and $0 allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

During the years ended May 31, 2009 and 2008, one purchaser accounted for 90% of our oil and gas sales revenue.

Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at May 31, 2009 and 2008.

Fair Value of Financial Instruments

As at May 31, 2009 and 2008, the fair value of cash, accounts receivable, notes payable and accounts payable, approximate carrying values because of the short-term maturity of these instruments.

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

Capitalized proved property acquisition costs are amortized by lease using the unit-of-production method based on total proved reserves. Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion based on their proved developed reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives. As of May 31, 2009 and 2008, accumulated depletion, depreciation and amortization was $629,453 and $405,522 respectively. Depletion, depreciation and amortization expense for the years ended May 31, 2009 and 2008 was $223,931 and $405,522 respectively.

Pursuant to SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", the Company reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are performed at least annually and more frequently if events and circumstances, (such as downward revision of the reserve estimates or commodity prices) indicate a decline in the recoverability of the carrying value of such properties. The Company estimates the undiscounted future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. See Note 9 for details on impairment recorded during the years ended May 31, 2008 and 2009.

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

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Revenue and Cost Recognition

The Company recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. The Company had no significant imbalances as of May 31, 2009 and 2008.

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

Basic and Diluted Income per Share of Common Stock

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Board Statement Number 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents such as stock options and warrants, are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. At May 31, 2009 and May 31, 2008, the potential dilutive effect of converting notes payable and related interest to shares was determined to be anti-dilutive, and therefore their effect is excluded from the calculation of diluted weighted average shares.

Stock Splits

Effective May 4, 2009, Exterra approved a 1 for 60 reverse stock split. All share and per share amounts have been adjusted retroactively to reflect the effect of this split as of the first day of the first period presented.

Recent Accounting Pronouncements

The Company does not expect a significant impact to its financial statements as a result of any recent accounting pronouncements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has defaulted on certain outstanding notes payable, which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to settle or restructure its outstanding past due notes payable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and
(2) securing a debt facility adequate to satisfy our funding deficit. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

On October 17, 2007, the Company purchased oil & gas properties from Star of Texas Energy Services, Inc., Star of Texas Minerals Resources LLC, Hydro-FX, Inc., and Barnett Holding, LLC ("Seller"). These companies were owned or controlled by a Director of the Company at the time of acquisition. The purchase price of the properties was 133,333 shares of common stock valued at $8,640,000 based upon the closing price of the common stock on the date the sales agreement was signed. These shares were issued to Star of Texas Minerals Resources LLC as to 10,333 common shares, Hydro-FX Inc. as to 2,250 common shares, SMLL Trust as to 117,417 common shares and the Director as to 3,333 common shares. SMLL Trust is the owner of Star of Texas Energy Services, Inc. Of the total $8,640,000 purchase price $7,608,600 was allocated to proved properties, which was based on the proportionate estimated reserve value, $669,600 was allocated to unproved properties and the remainder to other assets. The acquisition consists of oil and gas working interests and overriding royalty interests in various wells primarily in North Central Texas(Denton, Wise, Hood, Parker, Jack, Hill and Tarrant Counties) and producing out of the Barnett Shale. The acquisition also includes interests in gathering systems, undeveloped leases, vehicles and office furniture.

Under the agreement with Star, there were working interests in various additional wells and leases that were not transferred. The assignments of these additional wells and leases were to be held in trust until Exterra chose to satisfy liens and encumbrances against these leases. During 2009, Star of Texas filed Chapter 7 and Exterra is considering buying these additional leases and wells from the Trustee for a negotiated price. As of October 2009, none of the interests in the additional wells and leases have been transferred to Exterra. In addition, the lienholders for these additional wells have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.


The following Table reflects selected unaudited Proforma financial information as if the Star transaction had occurred June 1, 2007.

                                              For the Fiscal Year Ended
                                                     May 31, 2008
                                                     ------------
Revenues                                              $ 545,077
Operating Expense                                   $14,689,202
Operating Loss                                     ($14,144,125)
Net Loss                                           ($14,379,762)
Net Loss Share                                           ($0.71)

During the fiscal year end May 31, 2008, the Company sold its Working Interest in approximately 24 Barnett Shale wells for $31,335 and the Burnett and Wuckowitsch leases for $100,000. The sale resulted in a loss of $150,195.

On February 15, 2008, the Company issued 12,255 common shares valued at $661,795 in exchange for additional oil and gas working interests in several of the wells originally acquired in the Star of Texas acquisition described above.

On March 13, 2009, Exterra issued 739,059 shares of common stock valued at $2,660,612 for a 25% profit interest in a saltwater disposal well and lease in the Newark East Field of North Texas. The profit interest was acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director of Exterra and Todd R. Royal, President, Secretary and Director of the Company. Because the transaction occurred between two entities under common control, the profit interest was transferred to Exterra at ROYALCO's basis of $191,445. The difference between the fair value of the common stock issued and ROYALCO's basis in the profit interest is recorded as a deemed distribution in the statement of changes in stockholders' equity. In addition, ROYALCO is currently in litigation over its profit interest in the saltwater disposal well. According to the purchase agreement, if the litigation were to result in Royalco losing its development and management rights to the saltwater disposal well, the assets transferred to Exterra would be replaced with assets of equivalent value.

On May 18, 2009, Exterra issued 5,603,577 shares of common stock valued at $20,172,877 for various proved undeveloped mineral leases in Parker and Jack Counties, Texas. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director of Exterra and Todd R. Royal, President, Secretary and Director of the Company. Because the transaction occurred between two entities under common control, the properties were transferred to Exterra at ROYALCO's basis of $664,590. The difference between the fair value of the common stock issued and ROYALCO's basis in the properties is recorded as a deemed distribution in the statement of changes in stockholders' equity.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, "Accounting for Asset Retirement Obligations" the Company records the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. No market risk premium has been included in Exterra's calculation of the ARO balance. The Company recorded $120,271 and $62,872 of asset retirement obligations for the years ending May 31, 2009 and 2008, respectively.

The following is a description of the changes to the Company's asset retirement obligations for the years ended May 31,

                                                          2009       2008
                                                         --------   --------

    Asset retirement obligations at beginning of year    $ 62,872   $   --
    Additions for exploratory and development drilling       --       59,014
    Additions due to changes in estimates                  39,713       --
    Accretion expense                                      17,686     3,858
                                                         --------   --------

    Asset retirement obligations at end of year          $120,271   $ 62,872
                                                         ========   ========

NOTE 6 - NOTES PAYABLE

Debts outstanding at May 31, 2009 and 2008 are as follows:

                                                            2009         2008
                                                         ----------   ----------
(1) Note payable to purchase oil and gas properties      $  200,000   $  200,000
(2) Note payable to finance insurance premium                  --          7,609
(3) Convertible loans                                       367,500      367,500
(4) Note payable to Coventry Capital                        462,125      462,125
(5) Note payable to RoyalCo Finance                          30,000         --
                                                         ----------   ----------

                                                         $1,059,625   $1,037,234

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos County leases and 360,000 shares of the Company's restricted common stock. The Company has accrued $40,000 and $60,000 in interest on the note payable as of May 31, 2008 and 2009. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2) The Company financed the annual directors and officers liability insurance premium. Principal and interest (8.30% per annum) payments are due monthly in the amount of $1,442. The note payments are unsecured.

(3) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans are due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $45 per share for a total of 8,167 common shares. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company analyzed the conversion feature under FAS 133 and EITF 00-19 and determined that equity classification was appropriate. The Company also analyzed the conversion feature under EITF 98-5 and determined it contained a beneficial conversion feature with an intrinsic value of $94,367. The entire amount was treated as a discount to the Convertible Loans and was amortized to interest expense during the year ended May 31, 2008. The Company has accrued interest at May 31, 2008 and 2009 of $11,895 and $48,645.

Through May 31, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

The Company may force conversion of the Convertible Loans into common shares. This will only occur if the Company's common shares trade at $120 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $90 per share or higher.

(4) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $20,000 and $103,183 in interest as of May 31, 2008 and 2009. In September 2009, the Company negotiated a preliminary settlement agreement for this note that would result in the issuance of 5,000,000 shares of common stock for full settlement of the amounts owed. See Note 13.

(5) Principal and interest (10% per annum) is un-secured and due April 15, 2010. The Company has accrued $500 in interest as of May 31, 2009.

In addition to the above, during the year ended May 31, 2008, the Company issued a $101,200 unsecured convertible note due in August of 2009, convertible at $45 per share and bearing interest at 12%. The Company analyzed the conversion feature under FAS 133 and EITF 00-19 and determined that equity classification was appropriate. The note was analyzed under EITF 98-5 and determined to have a beneficial conversion feature with an intrinsic value of $18,975, which was treated as a discount against the note. The principal of $101,200 plus accrued interest of $2,928 was converted during the period into 2,169 shares of stock. At the date of conversion, the remaining balance of the unamortized discount resulting from the beneficial conversion feature was amortized to interest expense.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock

During fiscal year May 31, 2009, the Company consummated the following transactions:

06/01/2008     Issued 583 common shares valued at $33 per share in payment for services and fees to third parties

06/25/2008     Issued 8,205 common shares upon the cashless exercise of warrants

07/01/2008     Issued 8,333 common shares valued at $24 per share in payment for services and fees to third parties

07/31/2008     Issued 5,000 common shares valued at $12 per share in payment for services and fees that were accrued as of May 31, 2008

08/04/2008     Issued 99 common shares upon the exercise of cashless warrants

08/26/2008     Issued 10,917 common shares at $12 per share for cash in a private placement

08/28/2008     Issued 333 common shares valued at $12 per share in payment for services and fees to third parties

09/09/2008     Issued 167 common shares at $12 per share for cash in a private placement

09/30/2008     Issued 2,083 common shares at $12 per share for cash in a private placement

10/15/2008     Issued 5,000 common shares valued at $9 per share in payment for services and fees to third parties

11/30/2008     Issued 1,667 common shares to a third party valued at an average price of $34.03 per share in payment for current period services of $16,733 and services included in accounts payable as of May
               31, 2008 of $40,000.

01/15/2009     Issued 11,458 common shares to an officer of the company valued at $12 per share for compensation. $100,000 of the compensation was included in accrued liabilities as of May 31, 2008 and $37,500 was for services rendered during year ended May 31, 2009

01/31/2009     Issued 8,333 shares valued at $1.50 per share for to an officer of the company for services rendered during the period

03/13/2009     In a related party transaction as discussed in Note 4, issued
               739,059 shares valued at $3.60 per share to acquire a working interest in a salt water disposal well from RoyalCo Oil and Gas
               Corporation

02/14/2009     Issued 100,000 common shares valued at $2.40 per share in payment for services and fees to third parties

05/04/2009     Performed a 1 for 60 reverse stock split. All share and per share amounts have been adjusted retroactively to reflect the effect of this split as of the first day of the first period presented.

05/18/2009     In a related party transaction as discussed in Note 4, Issued
               5,603,577 shares valued at $3.60 per share to acquire oil and gas working interests from RoyalCo Oil and Gas Corporation

05/18/2009     Issued 56,700 shares in a distribution of 100 shares to each stockholder of record

05/26/2009     Issued 12,000 shares valued at $4.00 per share for to a former officer of the company valued for services rendered during the period


During the year ended May 31, 2008, the Company consummated the following transactions:

8/31/2007      Issued 13,942 common shares at $57 per share in payment for services and fees to third parties

10/08/2007     Issued 57 common shares at $45 per share in payment for services and fees to a third party

10/15/2007     Issued 133,333 common shares at $64.80 per share for the
               acquisition of Star of Texas assets

11/09/2007     Issued 2,169 common shares at $45 per share for the conversion of a note payable

11/30/2007     Sold 11,422 common shares at $45 per share for cash for a private
               Placement

11/30/2007     Issued 68,083 common shares at $64.80 per share in payment for services and fees to officers and directors

01/01/2008     Issued 6,274 common shares at $66 per share for payment of trade
               Payables

01/01/2008     Issued 3,755 common shares at $66 per share in payment for services and fees to third parties

2/15/2008      Issued 12,255 common shares at $54 per share in exchange for working interest in various producing oil and gas properties

2/15/2008      Issued 1,000 common shares at $54 per share in payment for services and fees to third parties

2/19/2008      Sold 14,103 common shares at $45 per share for cash for a private
               Placement

2/19/2008      Issued 4,150 common shares @ $60 per share in payment for
               services and fees to third parties

3/14/2008      Issued 658 common shares @ $82.20 per share in payment for services and fees to third parties

12/01/2007     Issued 15,000 warrants valued at $963,426 in payment for services and fees exercisable at $.60 per share. The warrants vested immediately and accordingly the entire fair value was expensed on the date of grant. The fair value of the warrants was determined using the Black-Scholes pricing model with inputs of the stock price on the grant date, expected term of 1.5 years, risk free interest rate of 3.26%, volatility of 69.81 % and no dividends.


NOTE 8 - WARRANTS OUTSTANDING AND EXERCISED

As of June 1, 2007 there were 15,833 warrants outstanding from a stock Private Placement financing consummated on January 23, 2007. These warrants are exercisable at $1.00 per share and expired on January 23, 2009.

During 2008, a total of 16,409 warrants were granted to third parties. 15,000 of these were granted to one individual for services (see Note 7), 1,167 were granted to private placement investors in accordance with terms in the above paragraph and 242 were granted to a placement agent. No warrants were exercised or forfeited during the year. As a result, a total of 32,242 warrants were outstanding as of May 31, 2008 with an aggregate intrinsic value of $459,000 and a weighted average remaining life of 1.54 years.

On June 16, 2008, 8,333 cashless warrants were exercised, which resulted in the issuance of 8,205 common shares.

On July 1, 2008, 6,667 cashless warrants were cancelled as a result of the re-negotiation of a consulting agreement.

On July 15, 2008, 242 cashless warrants were exercised resulting in the issuance of 99 common shares.

On August 28, 2008, 10,917 warrants were granted to Private Placement investors, who subscribed to invest in our common stock. These warrants are either exercisable in one year at $30 per share or in two years at $45 per share.

In September 2008, Exterra granted 2,250 warrants exercisable in one year at $30 per share or in two years at $45 per share for cash proceeds of $27,000 in a private placement.

In January of 2009, 17,000 warrants associated with private placements mentioned above expired unexercised.

As of May 31, 2009, there were 13,167 warrants outstanding with no intrinsic value and an exercise price of $30. The warrants expire in August of 2010.


NOTE 9 - IMPAIRMENT OF OIL AND GAS PROPERTIES

As of May 31, 2008, Exterra analyzed its oil and gas properties for impairment under FAS 144 and determined an additional impairment loss of $5,225,804 should be recognized for the year ended May 31, 2008.

Due to the fall in oil and natural gas prices, Exterra evaluated its oil and gas properties under FAS 144 as of November 30, 2008 to determine if they were impaired. Based on the analysis, Exterra recognized an impairment loss of $1,207,558 as of November 30, 2008.

As of May 31, 2009, Exterra again analyzed its oil and gas properties for impairment under FAS 144 and determined an additional impairment loss of $2,313,065 should be recognized for the year ended May 31, 2009.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Corporate offices currently occupy approximately 1,316 square feet of office space under a lease service agreement dated February 15, 2009 for a term of 36 months. The office is located at Suite 440, 701 South Taylor, in Amarillo, Texas. For the period from March 1, 2009 to April 30, 2010, the monthly rental amount is $2,303. From May 1, 2010 to April 30, 2011, the monthly rental amount is $2,376. From May 1, 2011 to April 30, 2012, the monthly rental amount is $2,413. For the fiscal year ended May 31, 2009, the Company incurred $21,500 for this office rental expense.

Litigation

The Company is aware of the following pending litigation that could result in a material loss:

At May 31, 2009, the following litigation is pending:

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

As of May 31, 2009, Exterra had $21,331 recorded in accounts payable and accrued expenses related to this claim.

2. Randall K. Boatright v. Exterra Energy, Inc., in the 55th District Court in and for Harris County, Texas
          b. Plaintiff is a former officer and director of the Company and has claimed the amount of $97,200 plus attorney's fees and interest for past compensation owed and severance.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

As of May 31, 2009, Exterra had $97,200 recorded in accounts payable and accrued expenses related to this claim.

3. 0424864 BC, Ltd. and Gordon McDougall v. Exterra Energy, Inc., in the 151st District Court in and for Harris County, Texas
          b. Plaintiff is a former officer and director of the Company and has claimed the amount of $132,800 plus attorney's fees and interest for past compensation and severance.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

As of May 31, 2009, Exterra had $135,000 recorded in accounts payable and accrued expenses related to this claim.

4. Planet United, Inc. v. Exterra Energy, Inc., in the 80th District Court in and for Harris County, Texas
          b. This is a suit on a debt in the amount of $250,000 originally due July 17, 2008 and bearing interest at 10%. In addition, the plaintiff claims they are owed a revenue sharing bonus of up to $25,000 derived from the Company's University Lands in Pecos County, TX.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

As of May 31, 2009, Exterra had $250,000 recorded in convertible notes payable and $31,250 of accrued interest recorded in accounts payable and accrued expenses related to this claim.

In addition to the above litigation, Exterra has been named in several cases against Star of Texas Energy Services, Inc as mentioned in Note 4. The lienholders for various wells and leases owned by Star of Texas have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

Management efforts to resolve all these matters will include litigation and settlement negotiation.


NOTE 11 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

                                                  May 31, 2009    May 31, 2008
                                                  ------------    ------------
Computed at U.S. and State statutory rates (34%)   $(1,759,000)   $(4,901,000)
Permanent differences                                1,409,000      4,123,000
Changes in valuation allowance                         350,000        778,000
                                                   -----------    -----------
    Total                                          $      --      $      --
                                                   ===========    ===========

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

                                                   May 31, 2009     May 31, 2008
                                                   ------------     ------------
Deferred tax assets:
Net operating loss carryforwards                   $ 1,249,000       $ 899,000
Less valuation allowance                            (1,249,000)       (899,000)
                                                   -----------       ---------
        Total                                      $      --         $    --
                                                   ===========       =========

At May 31, 2009, Exterra Energy, Inc. had net operating loss carryforwards for federal and state income tax purposes of approximately $3,674,000 which will begin to expire, if unused, beginning in 2027. As a result of the change in control that occurred during the year, the tax benefit of unused net operating losses prior to March 2009 may be limited by section 382 of the Internal Revenue Code.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 12 - RELATED PARTY TRANSACTIONS

In March of 2009, the Board of Directors negotiated two asset purchases from ROYALCO Oil & Gas Corporation (see Note 4). ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert and Todd Royal, who became officers and directors of Exterra in February of 2009. At the time of the negotiations, Robert and Todd Royal controlled a majority of the Board of Directors and accordingly these asset purchases were accounted for as transactions between entities under common control.

In addition, during the year ended May 31, 2009, ROYALCO Oil and Gas loaned $30,000 to Exterra. See Note 6 for details.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to May 31, 2009, Exterra issued:

     1.   22,500 shares of common stock for services to third parties
     2.   5,000,000 shares of common stock for settlement of a note payable (see
          Note 6)

In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties.

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

(1)  Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                       At              At
                                                  May 31, 2009    May 31, 2008
                                                  ------------    ------------

Proved oil and gas producing properties and
   related lease and well equipment               $  3,815,731    $  4,924,844

Unproved oil and gas properties                          --            669,600

Accumulated depreciation and depletion                (590,377)       (391,808)
                                                  ------------    ------------

Net Capitalized Costs                             $  3,225,354    $  5,202,636
                                                  ------------    ------------


(2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

                                      For the Year Ended     For the Year Ended
                                         May 31, 2009          May 31, 2008
                                         ------------           ------------
Acquisition of Properties
     Proved                               $   856,035            $ 8,734,990
     Unproved                                    --                  669,600
Exploration Costs                                --                     --
Development Costs                                --                     --
                                          -----------            -----------
Total                                     $   856,035            $ 9,404,590
                                          ===========            ===========

All operations of The Company are located in the United States.

(3)  Results of Operations for Producing Activities:

                                                     For the Year   For the Year
                                                         Ended         Ended
                                                     May 31, 2009   May 31, 2008
                                                     ------------   ------------
Sales                                                $   437,968    $   460,966
Production costs                                        (298,507)      (428,267)
Depreciation and depletion                              (198,569)      (405,522)
                                                     -----------    -----------
Income tax expense                                          --             --
                                                     -----------    -----------
Results of operations for producing activities
  (excluding corporate overhead and interest costs)  $  (59,108)   $  (372,823)
                                                     -----------    -----------


(4)  Reserve Quantity Information
                                                          Oil            Gas
                                                         (BBL)          (MCF)
                                                       ----------    ----------

May 31, 2008                                               19,970     2,211,050
Revisions of previous estimates for improved recovery      15,022    (1,458,143)
Purchases of minerals in place                            180,960     6,155,610
Extensions and discoveries                                   --            --
Production                                                   (202)      (66,967)
Sales of minerals in place                                   --            --
                                                       ----------    ----------
 May 31, 2009*                                            215,750     6,841,550


* Proved Developed Producing Reserves are 1,170 Barrels of Oil and 317,430 MCF of gas.

During the year ended May 31, 2009, The Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

(5) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                               May 31, 2009    May 31, 2008
                                               ------------    ------------
Future cash inflows                            $ 37,794,640    $ 25,015,670
Future production                                (9,278,880)     (6,149,550)
Future development costs                        (13,430,060)     (2,271,610)
Future income tax expense                        (3,067,699)     (3,510,809)
                                               ------------    ------------
Future net cash flows                            12,018,001      13,083,701
Discounted for estimated timing of
  cash flows                                     (7,219,833)    (5,495,154)
                                               ------------    ------------
Standardized measure of discounted
  future net cash flows                        $  4,798,168    $  7,588,547
                                               ------------    ------------

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

                                                        Years ended March 31,
                                                    ---------------------------
                                                        2009           2008
                                                    ------------   ------------

Standardized measure, beginning of year             $  7,588,547    $      --
Extensions, discoveries and improved recovery               --             --
Revisions of previous estimates                       (1,234,061)          --
Purchases of minerals in place                         5,260,836      9,283,469
Sales of minerals in place                                  --             --
Net change in prices and production costs             (3,108,416)          --
Accretion of discount                                       --             --
Oil and gas sales, net of production costs              (139,460)       (32,699)
Changes in estimated future development costs           (682,272)          --
Previously estimated development cost incurred              --             --
Net change in income taxes                            (2,887,005)    (1,662,223)
Change in timing of estimated future production             --             --
                                                    ------------    ------------
Standardized measure, end of year                   $  4,798,168    $ 7,588,547
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

None

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management report in this annual report.

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

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions were performed by our Chief Financial Officer, who left Exterra on March 4, 2009 and since that point, by an external project accountant. Our CEO does not possess accounting expertise and our Company does not have an audit committee. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of May 31, 2009.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

The following table sets forth the names, ages, and offices held by our directors and executive officers as of the end of our fiscal year:

Name                    Position                             Director Since      Age
----                    --------                             --------------      ---
Robert Royal            Chairman of the Board, Chief         February 25, 2009   72
                        Executive Officer, and Director

Todd R. Royal           President, Secretary, and Director   February 25, 2009   37

Frank Simmen            Director                             October 24, 2007    52

Steve Chanslor          Chief Financial Officer              N/A

Mark McBryde            Consultant                           N/A

Jerry Jackson           Drilling Consultant                  N/A

Nick Steinsberger       Consultant as Company Engineer       N/A

Ray Ledesma**, ***      Former Chief Operating Officer,      December 5, 2006    56
                        President and Director

John Punzo**, ***       Former Chief Executive Officer,      July 1, 2008        53
                        Chairman of the Board, and Director

Randall K. Boatright*** Former Chief Financial Officer,      December 1, 2007    60
                        Executive Vice President and Director

James D. Romano***      Former Secretary, Treasurer and      November 14, 2006   52
                        Director

Gordon C. McDougall***  Former Director                      December 22, 2006   54


                                       29

Robert Royal, age 72, is and has been since its founding in 1995 the CEO and Chairman of Royalco Oil and Gas Corporation ("Royalco"), a private oil and gas company headquartered in Weatherford, Texas. Mr. Royal has over 30 years experience in the oil & gas industry, real estate and the financial markets. Mr. Royal was the CEO and President of IGE, an oil and gas company which did a reverse merger into Life Partners Holdings (LPHI), a publically reporting company. Mr. Royal is not currently serving on the board of directors of any publicly traded companies. Mr. Royal is Todd Royal's father.

Todd R. Royal, age 37, is and has been since its founding in 1995 the President and Director of Royalco. Mr. Royal is a Texas Tech University graduate with significant experience in marketing and public relations. Mr. Royal is not currently serving on the board of directors of any publicly traded companies, Mr. Royal is Robert Royal's son.

Steve Chanslor, has been involved as Chief Accounting Officer and Controller for public companies. He has been with Companies such as Dresser NYSE, as audit manager and divisional controller, was with Global Industrial Technologies, NYSE and Pillow Tex, NYSE, as Corporate Controller NYSE. Mr. Chanslor is very experienced working to help a company maximize a company's asset value. Steve through past experience is very versed in the workings of the auditing and accounting requirements for public companies with audits and other public filings. He is also an expert at identifying opportunities and solving accounting and compliance issues.

Mark McBryde earned a BS in Petroleum Engineering from Texas Tech University graduating Magna Cum Laude in 1996. Prior to joining Exterra, Mr. McBryde served as President of SkyBridge Energy LLC, operating in north-central Texas since 2007. He has over 20 years experience in field operations and petroleum engineering having spent time in the field prior to advancing his education. Prior to SkyBridge Energy he worked for Anadarko Petroleum and Southwestern Energy. He has domestic and overseas engineering experience having worked many different onshore assets as well as, the world class fields of Algeria. He last held the position of Texas Gulf Coast Production Engineering Manager responsible for oversight of Anadarko's Austin chalk and gulf coast properties

Jerry Jackson has worked for companies such as Quicksilver Resources and Devon Energy and was successful in developing drilling techniques while with these companies that saved them time and money. He has drilled in all kinds of conditions and used a variance of techniques. Before working with the above Mr. Jackson had his own successful drilling company which he ran the business side as well as the day to day in the field. He has drilled over 90 Barnett wells and the majority were horizontal while at the same time being safety conscious constantly looking for ways to improve the safety in the field.

Nick Steinsberger is the Company Engineer and ranks as one of the most knowledgeable Professionals in the Barnett Shale Play. Nick helped Pioneer the Barnett Shale and developed the slick water frac that is used today. Also, while with Mitchell Energy/Devon, Nick developed and drilled the first horizontal wells in the Newark East field. Nick oversees all field operations and well completion from start to finish.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

* On April 4, 2008, Mr. McDougall resigned as an officer of the Company, but remained on the Board of Directors. On June 23, 2008, Mr. McDougall resigned as a Director of the Company.

** On July 1, 2008, Mr. John Punzo was appointed Chairman of the Board and Chief Executive Officer. Mr. Ledesma resigned as Chief Executive Officer and was appointed Chief Operating Officer; he remained President until February 25, 2009.

*** February 25, 2009 that Mr. Robert Royal was named Chairman of the Board of Directors, Chief Executive Officer and Director and that Mr. Todd R. Royal was named as President, Corporate Secretary and Director. Mr. John Punzo resigned as Chairman of the Board, Chief Executive Officer and Director, Mr. James D. Romano resigned as Corporate Secretary and Director and Mr. Randall K. Boatright resigned as Director, Chief Financial Officer, yet remained as Interim Chief Financial Officer, and Executive Vice President and been appointed interim Chief Financial Officer. Messrs. Punzo, Romano and Boatright have no disagreement with the Company on any matters relating to the Company's operations, policies or practices. The Company announces that effective March 4, 2009 that Mr. Randall
K. Boatright resigned as interim Chief Financial Officer. Mr. Boatright has no disagreement with the Company on any matters relating to the Company's operations, policies or practices.

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

John Punzo, former Chairman, CEO & Director*

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

Ray Ledesma, former President, COO, & Director*

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

Randall K. Boatright, former CFO, EVP & Director

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

James D. Romano, former Corporate Secretary & Director

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

The base salaries paid to our named Executive Officers in Fiscal 2009 are set forth below in the Summary Compensation Table. For Fiscal 2008, base salaries, paid as cash compensation, were $232,300.00. We believe that the base salaries paid achieved our objectives.

The Board approved the following base salaries for Fiscal 2009 as detailed in the table below:

                                                                   Maximum
                                                                    Award      Annual
                              Base       Bonus Award Achieved    (Percentage    Bonus
         Name              Salary (1)   (Percentage of Salary)    of Salary)   Awarded
--------------------------------------------------------------------------------------
Robert Royal                $ 75,000             N/A                 N/A        $Nil
Todd Royal                  $ 75,000             N/A                 N/A        $Nil
John Punzo (2)              $   Nil              N/A                 N/A        $Nil
Ray Ledesma (3)             $   Nil              N/A                 N/A        $Nil
Randall K. Boatright (4)    $ 59,400             N/A                 N/A        $Nil
James D. Romano (5)         $108,000             N/A                 N/A        $Nil
Gordon McDougall (6)        $ 64,800             N/A                 N/A        $Nil
--------------------------------------------------------------------------------------

                                       32

The Company announces that effective February 25, 2009 that Mr. Robert Royal was named Chairman of the Board of Directors, Chief Executive Officer and Director and that Mr. Todd R. Royal was named as President, Corporate Secretary and Director.

(1) All of the Executive Officers of the Company have agreed to defer a portion of their Base Salary. All current Executive Officers of the Company are also members of the Board of Directors.
(2) The Company announces that effective February 25, 2009 that Mr. Robert Royal was named Chairman of the Board of Directors, Chief Executive Officer and Director and that Mr. Todd R. Royal was named as President, Corporate Secretary and Director. Mssrs. Royal each are to receive Base Salary of $300,000 per year.
(2) Mr. Punzo joined the Company on July 1, 2008 as Chairman & CEO, therefore no compensation was paid in Fiscal 2008. Per his Management Consulting Agreement, Mr. Punzo was to receive a Base Salary of $150,000.00 per year. Mr. Punzo resigned February 24, 2009.
(3) Mr. Ledesma became an Executive of the Company on October 17, 2007 as CEO (he then resigned as CEO to accommodate the appointment of Mr. Punzo; he then held the positions of President & COO). Per his Employment Agreement, Mr. Ledesma was to receive a Base Salary of $150,000.00 per year. Mr. Ledesma had agreed to defer his entire compensation to allow the Company to conserve cash. Mr. Ledesma resigned February 24, 2009.
(4) Mr. Boatright joined the Company on December 1, 2007 as EVP and CFO. Per his Management Consulting Agreement, Mr. Boatright was to receive a Base Salary of $129,600.00 per year. Mr. Boatright resigned February 24, 2009.
(5) Mr. Romano joined the Company on November 14, 2006 as President and CEO (subsequently he has resigned from these positions and then was Corporate Secretary and Treasurer). Per his Management Consulting Agreement, Mr. Romano was to receive a Base Salary of $129,600.00 per year. Mr. Romano resigned February 24, 2009.
(6) Mr. McDougall resigned as an Executive Officer of the Company on April 4, 2008 and as a Director subsequent to the fiscal year-end on June 23, 2008. Mr. McDougall was receiving $129,600.00 per year.

Currently all Executive Officers of the Company Salaries are being accrued. Subsequent to the fiscal year end, Mr. Romano elected to convert $60,000 of his outstanding accrual into restricted shares in the Company.

Equity Incentives. The Executive Officers received restricted stock awards as a one-time equity incentive. During Fiscal 2008, Mr. Ledesma received 1,200,000 restricted shares; Mr. Boatright received 1,000,000 restricted shares; Mr. Romano received 1,020,000 restricted shares; and Mr. McDougall received 1,020,000 restricted shares. Mr. Punzo received 1,000,000 restricted shares
All of these restricted stock issuances are one time stock incentive bonuses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The table below sets forth the information indicated regarding ownership of the Company's common stock, $0.001 par value, the only outstanding voting securities, as of May 31, 2009 with respect to: (i) any person who is known to the Company to be the owner of more than five percent (5%) of the Company's common stock; (ii) the common stock of the Company beneficially owned by each of the directors of the Company and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Security Ownership of Certain Beneficial Owners

                                         Amount and Nature of      Percent
Name and Address of Beneficial Owner     Beneficial Ownership      of Class
---------------------------------------------------------------------------

Robert Royal                                  3,171,368(1)           45.07%
4802 Mineral Wells Hwy
Weatherford, Texas 76088

Todd R. Royal                                 3,171,367(2)           45.07%
7611 Southwood Drive
Amarillo, Texas 79119

Ray Ledesma                                     168,837(3)            2.39%
1717 St. James Street, Suite 205
Houston, Texas 77056

James D. Romano                                  20,202(2)            0.28%
1717 St. James Street, Suite 205
Houston, Texas 77056

John Punzo                                       16,768               0.24%
16149 Morgan Creek Crescent
Surrey, BC, V3S 0J2

Randall K. Boatright                             16,767               0.24%
1717 St. James Street, Suite 205
Houston, Texas 77056

Frank Simmen                                      5,518               0.07%
1717 St. James Street, Suite 205
Houston, Texas 77056

All Officers and Directors as a Group         6,570,727              93.38%

(1) Robert Royal directly owns -0- restricted common shares (0.0%), RoyalCo, Inc. directly owns 6,342,735 restricted common shares (90.14%). Mr. Robert Royal holds 50% shares of RoyalCo, Inc.

(2) Todd R. Royal directly owns -0- restricted common shares (0.0%), RoyalCo, Inc. directly owns 6,342,735 restricted common shares (90.14%). Mr. Todd R. Royal holds 50% shares of RoyalCo, Inc.

(3) Ray Ledesma directly owns 36,769 restricted common shares (0.052%), Star of Texas Energy Services, Inc. directly owns 767 restricted common shares (0.01%), Star of Texas Minerals Resources LLC directly owns 10,434 restricted common shares (0.148%) and Hydro-FX Inc. directly owns 2,350 restricted common shares (0.033%). Mr. Ledesma owns 100% of Star of Texas Mineral Resources, LLC and Hydro-FX Inc. Mr. Ledesma is also the trustee of SMLL Trust, which holds 100% of the shares of Star of Texas Energy Services, Inc., which directly holds 117,517 restricted common shares (1.67%).

(4) James D. Romano directly owns 12,100 restricted common shares (0.172%), Calderan Ventures Ltd. directly owns 100 restricted common shares (0.000%)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth under Items 1, 2, and 3 above, Recent History describing the acquisition of a profit interest in a salt water well and acquisition of lease properties from RoyalCo which is held by Mssrs. Royal, and the Star of Texas acquisition from Mr. Ledesma and affiliates.

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

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended May 31, 2009 and 2008, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending August 31, November 30, and February 28, 2008 and 2009, were:

                                                         2009          2008
                                                         ----          ----

      Malone & Bailey PC                              $40,000       $27,500
      Moore & Associates, Chartered                   $    --       $10,000

Audit Related Fees

For the years ended May 31, 2009 and 2008, there were no fees billed for assurance and related services by our Auditor relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

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

ITEM 15. EXHIBITS
-----------------

Exhibit No.       Exhibit Name
-----------    ------------------------------------------

3.1       Articles of Incorporation (previously filed with Form SB-1 on July 20,
          2006)
3.2       Bylaws (previously filed with Form SB-1 on July 20, 2006)
3.3 Certificate of Amendment of Articles of Incorporation (previously filed with Form 10-KSB on August 29, 2007)
10.1 Agreement with Green Gold Jade Property, Dated February 24, 2006, (previously filed with SB-1 on July 20, 2007)
10.2 Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on September 20, 2007)
10.3 Amended Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on October 23, 2007)
10.4      Management Agreement of James D. Romano *
10.5      Management Agreement of Ray Ledesma *
10.6      Management Agreement of Randall K. Boatright *
10.7      Management Agreement of John Punzo *
10.6      Management Agreement of Robert Royal *
10.7      Management Agreement of Todd R. Royal *
23.1      Consent of Harper & Associates, independent petroleum engineers *
23.2      Consent of Malone & Bailey PC, independent public accounting firm *
31.1      Certification of Principal Executive Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2      Certification of Principal Financial Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EXTERRA ENERGY INC.


                                             BY: /S/ Todd R. Royal
                                             -----------------------------------
                                             Todd R. Royal
                                             President, Secretary, and Director

                                             Date: October 14, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                         Title                      Date
        ---------                         -----                      ----


/S/ Robert Royal                   Chairman, Chief            October 14, 2009
--------------------------         Executive Officer,
Robert Royal                       and Director


/S/ Todd R. Royal                  President, Secretary,      October 14, 2009
--------------------------         & Director
Todd Royal


/S/ Steve Chanslor                 Chief Financial Officer,   October 14, 2009
--------------------------
Steve Chanslor


/S/ FRANK SIMMEN                   Director                   October 14, 2009
--------------------------
Frank Simmen