Form 10-Q
period 2009-08-31
Exterra Energy Inc.
filed 2009-10-20
CIK 1367387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended August 31, 2009.

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

               701 South Taylor, Suite 440, Amarillo, Texas 79105
               --------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (806) 373-7111
                                 --------------
              (Registrant's telephone number, including area code)


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

       12,051,279 shares of common stock were issued and outstanding as of
                                October 19, 2009.

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


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       EXTERRA ENERGY INC.
                                         BALANCE SHEETS
                                           (Unaudited)

                                                                  August 31, 2009   May 31, 2009
                                                                  ---------------   ------------

CURRENT ASSETS:

       Cash and equivalents                                        $      2,098    $      7,505
       Oil and gas receivable                                            50,425          42,326
       Prepaid expenses and other current assets                           --               611
                                                                   ------------    ------------

                    TOTAL CURRENT ASSETS                                 52,523          50,442

       OIL AND GAS PROPERTIES, successful efforts method,
       net of accumulated depletion of $647,830 and $629,453          2,360,817       2,379,194

       VEHICLES, FURNITURE AND EQUIPMENT, net of
       accumulated depreciation of $13,455 and $11,535                   23,155          25,075

       OTHER ASSETS                                                       9,913           9,913
                                                                   ------------    ------------

                    TOTAL ASSETS                                   $  2,446,408    $  2,464,624
                                                                   ============    ============


CURRENT LIABILITIES:

       Accounts payable and accrued expenses                       $  1,206,841    $  1,042,749
       Oil and gas properties purchase note payable                     200,000         200,000
       Notes payable - Convertible                                      367,500         367,500
       Notes payable - Related Parties                                   50,000          30,000
       Notes payable - Other                                            462,125         462,125
                                                                   ------------    ------------

                    TOTAL CURRENT LIABILITIES                         2,286,466       2,102,374

NON-CURRENT LIABILITIES:
       Asset retirement obligations                                     124,696         120,271
                                                                   ------------    ------------
                    TOTAL LIABILITIES                                 2,411,162       2,222,645
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:

       Common stock: $0.001 par value
       75,000,000 shares authorized: 7,051,279
       and 7,036,279 shares issued and outstanding, respectively          7,051           7,036
       Additional paid-in capital                                    20,495,482      20,450,498
       Accumulated deficit                                          (20,467,287)    (20,215,555)
                                                                   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                               35,246         241,979
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,446,408    $  2,464,624
                                                                   ============    ============


                          See accompanying notes to financial statements


                               EXTERRA ENERGY INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Three Months Ended
                                                 --------------------------------
                                                 August 31, 2009  August 31, 2008
                                                 ---------------  ---------------


REVENUE:

    Oil and gas sales                             $     72,392     $    193,246

OPERATING EXPENSES:

    Lease operating expenses                            22,754           88,758
    Depreciation, depletion and accretion               24,720           65,276
    General and administrative                         248,550          484,247
                                                  ------------     ------------

        Total Expenses                                 296,024          638,281
                                                  ------------     ------------


LOSS FROM OPERATIONS                                  (223,632)        (445,035)
                                                  ------------     ------------

OTHER EXPENSES:

    Interest Expense                                   (28,100)         (34,983)
                                                  ------------     ------------

NET LOSS                                          $   (251,732)    $   (480,018)
                                                  ============     ============


LOSS PER SHARE - BASIC AND DILUTED                $      (0.04)    $      (1.01)


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                      7,037,991          476,922




                 See accompanying notes to financial statements


                                            EXTERRA ENERGY INC.
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                                   For the Three Months Ended
                                                                                 -------------------------------
                                                                                 August 31, 2009 August 31, 2008
                                                                                 --------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                                     $(251,732)      $(480,018)
       Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation, depletion and accretion                                   24,720          65,276
               Stock issued for services                                               45,000         283,250
       Changes in operating assets and liabilities:
               O&G receivables                                                         (8,099)         (1,037)
               Prepaid expenses and other current assets                                  611             718
               Accounts payable                                                       (18,007)        (13,479)
               Accrued expenses                                                       182,100         103,634
                                                                                    ---------       ---------

                    Net Cash Used by Operating Activities                             (25,407)        (41,656)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of stock                                                       --           131,000
       Borrowings on related party debt                                                20,000            --
       Principal payments on long term debt                                              --            (4,565)
                                                                                    ---------       ---------

                    Net Cash Provided by Financing Activities                          20,000         126,435
                                                                                    ---------       ---------

           NET CHANGE IN CASH                                                          (5,407)         84,779

           CASH AT BEGINNING OF PERIOD                                                  7,505           9,190
                                                                                    ---------       ---------

           CASH AT END OF PERIOD                                                    $   2,098       $  93,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for:
          Interest                                                                  $    --         $    --
          Income taxes                                                              $    --         $    --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued upon conversion of warrants and options                                $    --         $     498




                              See accompanying notes to financial statements

                                                     3

                               EXTERRA ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exterra Energy, Inc. ("Exterra") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exterra's annual report on Form 10-K for the year ended May 31, 2009 filed with the SEC on October 14, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

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


NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations for the three months ended August 31,

                                                           2009
                                                         --------
    Asset retirement obligations at May 31               $120,271
    Additions for exploratory and development drilling       --
    Accretion expense                                       4,425
                                                         --------

    Asset retirement obligations at August 31            $124,696
                                                         ========

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

During the three month period ended August 31, 2009, the Company consummated the following transactions:

06/26/2009     Issued 15,000 common shares valued at $3.00 per share in payment for services and fees to third parties


NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2009, Exterra was loaned $20,000 from ROYALCO Oil & Gas Corporation. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.


NOTE 6 - SUBSEQUENT EVENTS

Subsequent to August 31, 2009, Exterra issued 5,000,000 shares of common stock for settlement of $579,308 of principal and accrued interest on a note payable.

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

Exterra evaluated its subsequent events through October 20, 2009.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the financial statements included herewith for the three months ended August 31, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                      Three Months Ended August 31,
                                      2009                      2008
                             -----------------------   -----------------------
                               Amount     Percentage     Amount     Percentage
                             ----------   ----------   ----------   ----------
Total revenues               $  72,392       100%      $ 193,246        100%

Total Expenses                 296,024       409%        638,281        330%

Total Other Expenses           (28,100)      -39%        (34,983)       -18%

Income before income taxes    (251,732)     -348%       (480,018)      -248%
Net loss                     $(251,732)     -348%      $(480,018)      -248%


Three months ended August 31, 2009 and 2008

Oil and Gas Revenues

Revenues for the three months ended August 31, 2009 and 2008 were $72,392 and $193,246, respectively. The decrease is due to decreased production and decreases in commodity pricing. We expect our oil and gas revenues to increase in the following months as our oil and natural gas properties are brought to greater levels of production.

Lease Operating Expenses

Lease operating expenses for the three months ended August 31, 2009 and 2008 were $22,754 and $88,758, respectively. The decrease is due to decreased production and decreases in commodity pricing. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.

Depreciation and Depletion

Depreciation and depletion expenses for the three months ended August 31, 2009 and 2008 were $24,720 and $65,276, respectively. The decrease in the depletion and depreciation is due to the decrease in the depletable property base as a result of impairment recognized during the year ended May 31, 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2009 and 2008 were $248,550 and $484,247, respectively. The decrease is principally due to the change in management. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.

Interest Expense

Interest expense for the three months ended August 31, 2009 and 2008 were $28,100 and $34,983, respectively. The decrease is due to a reduction in non-cash interest expense for the three months ended August 31, 2009 as compared to the same period in 2008.

Net Loss

Our net loss for the three months ended August 31, 2009 and 2008 was $251,732 and $480,018, respectively. The decrease is primarily attributable to the decrease in general and administrative expenses noted above.

Liquidity and Capital Resources

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

As of August 31, 2009, Exterra had cash of $2,098 and negative working capital of $2,233,943. This compares to cash of $7,505 and negative working capital of $2,051,932 for the year ending May 31, 2009.

Debts outstanding at August 31, 2009 are as follows:

(1) Note payable to purchase oil and gas properties $200,000

(2) Convertible loans $367,500

(3) Note payable to Coventry Capital, net of discount $462,125

(4) Note payable to ROYALCO Oil and Gas Corporation $50,000

Total debt outstanding - $1,079,625

(1) Principal with interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 20,000 shares of the Company's restricted common stock. The Company has accrued $65,041 in interest on the note payable as of August 31, 2009. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through August 31, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $57,908 at August 31, 2009 on the Convertible Loans.

(3) Principal with interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company had accrued $117,183 in interest as of August 31, 2009. The Company successfully re-negotiated the terms of the Loan. The debt was settled with 5,000,000 shares of stock issued subsequent to August 31, 2009.

(5) Principal and interest (10% per annum) is un-secured and due April 15, 2010. The Company has accrued $2,010 in interest as of May 31, 2009.

We believe these funds are inadequate to satisfy current operation needs and comply with debt obligation for the next 12 months. Additional financing whether debt or equity is necessary although we cannot provide any assurance we will be able to successfully raise additional funds as needed to compete in the energy market.

Cash Flow from Operating Activities

For the three-month period ended August 31, 2009, net cash used by operating activities was $25,407, versus net cash used by operating activities of $41,656 for the three-month period ended August 31, 2008. This decrease in net cash used by operations activities is primarily due to decreased general and administrative expenses.

Cash Flow from Financing Activities

For the three-month period ended August 31, 2009, net cash provided by financing activities was $20,000, versus net cash provided by financing activities of $126,435 for the three month period ended August 31, 2008. The decrease was due to private placement stock sales that occurred during the three month period ended August 31, 2008 that did not occur for the same period in 2009.

Subsequent Events

Subsequent to August 31, 2009, Exterra issued 5,000,000 shares of common stock for settlement of $579,308 of principal and accrued interest on one of its notes payable.

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

Hedging

We did not hedge any of our oil or natural gas production during 2009 and have not entered into any such hedges from August 31, 2009 through the date of this filing.

Contractual Commitments

Information about contractual obligations at August 31, 2009 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2009.

Off-Balance Sheet Arrangements

As of August 31, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

During the quarter ended August 31, 2009, Exterra was loaned $20,000 from ROYALCO Oil & Gas Corporation. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of August 31 2009.

     (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended August 31,2009 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred in any previously reported legal proceedings involving the Company during the quarter ended August 31, 2009.

The Company is aware of the following pending litigation that could result in a material loss:

At August 31, 2009, the following litigation is pending:

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

As of August 31, 2009, Exterra had $11,331 recorded in accounts payable and accrued expenses related to this claim. Subsequent to August 31, 2009, this was paid.

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

As of August 31, 2009, Exterra had $97,200 recorded in accounts payable and accrued expenses related to this claim.

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

As of August 31, 2009, Exterra had $135,000 recorded in accounts payable and accrued expenses related to this claim.

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

As of August 31, 2009, Exterra had $250,000 recorded in convertible notes payable and $37,551 of accrued interest recorded in accounts payable and accrued expenses related to this claim.

In addition to the above litigation, Exterra has been named in several cases against Star of Texas Energy Services, Inc as mentioned in the 10-K for the year ended May 31, 2009. The lienholders for various wells and leases owned by Star of Texas have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

Management efforts to resolve all these matters will include litigation and settlement negotiation.

ITEM 1A. RISK FACTORS

Not required.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

06/26/2009     Issued 15,000 common shares valued at $3.00 per share in payment for services and fees to third parties


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The following listings of corporate debt are in default:

(1) $200,000 of principal with interest (10% per annum) on the note are payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 20,000 shares of the Company's restricted common stock. The Company has accrued $65,041 in interest on the note payable as of August 31, 2009. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through August 31, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $57,908 at August 31, 2009 on the Convertible Loans.

(3) $462,125 of principal with interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company had accrued $117,183 in interest as of August 31, 2009. The Company successfully re-negotiated the terms of the Loan. The debt was settled with 5,000,000 shares of stock issued subsequent to August 31, 2009.

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

                                        Exterra Energy Inc.

                                        By: /s/ Todd R. Royal
                                            ----------------------------
                                            Todd R.  Royal
                                            President, Secretary, and Director
Date: October 20, 2009