Form 10-K/A
period 2009-05-31
Exterra Energy Inc.
filed 2009-10-21
CIK 1367387

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

ITEM 15. EXHIBITS
-----------------

Exhibit No.       Exhibit Name
-----------    ------------------------------------------

3.1       Articles of Incorporation (previously filed with Form SB-1 on July 20,
          2006)
3.2       Bylaws (previously filed with Form SB-1 on July 20, 2006)
3.3 Certificate of Amendment of Articles of Incorporation (previously filed with Form 10-KSB on August 29, 2007)
10.1 Agreement with Green Gold Jade Property, Dated February 24, 2006, (previously filed with SB-1 on July 20, 2007)
10.2 Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on September 20, 2007)
10.3 Amended Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on October 23, 2007)
10.4 Management Agreement of James D. Romano (previously filed with Form 10-K on September 19, 2008)
10.5 Management Agreement of Ray Ledesma (previously filed with Form 10-K on September 19, 2008)
10.6 Management Agreement of Randall K. Boatright (previously filed with Form 10-K on September 19, 2008)
10.7 Management Agreement of John Punzo (previously filed with Form 10-K on September 19, 2008)
23.1      Consent of Harper & Associates, independent petroleum engineers *
23.2      Consent of Malone & Bailey PC, independent public accounting firm *
31.1      Certification of Principal Executive Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2      Certification of Principal Financial Officer as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

                                             Date: October 21, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                         Title                      Date
        ---------                         -----                      ----


/S/ Robert Royal                   Chairman, Chief            October 21, 2009
--------------------------         Executive Officer,
Robert Royal                       and Director


/S/ Todd R. Royal                  President, Secretary,      October 21, 2009
--------------------------         & Director
Todd Royal


/S/ Steve Chanslor                 Chief Financial Officer,   October 21, 2009
--------------------------
Steve Chanslor


/S/ FRANK SIMMEN                   Director                   October 21, 2009
--------------------------
Frank Simmen