Form 10-Q
period 2009-11-30
Exterra Energy Inc.
filed 2010-01-14
CIK 1367387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended November 30, 2009.

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

               701 South Taylor, Suite 440, Amarillo, Texas 79105
              -----------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

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

7,331,146 shares of common stock were issued and outstanding as of January 14, 2010.

INDEX

Part I Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheet                                                       3
         Statements of Operations                                            4
         Statements of Cash Flows                                            5
         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

Item 4.  Controls and Procedures                                            15

Item 4T. Controls and Procedures                                            16



Part II Other Information

Item 1.  Legal Proceedings                                                  16

Item 1A. Risk Factors                                                       16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19

Item 6.  Exhibits                                                           20


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 EXTERRA ENERGY, INC.
                                    BALANCE SHEETS
                                      (Unaudited)

                                                    November 30, 2009     May 31, 2009
                                                    -----------------     ------------


CURRENT ASSETS:
     Cash and equivalents                              $     23,579       $      7,505
     Oil and gas receivable                                  40,245             42,326
     Prepaid expenses and other current assets                3,163                611
     Notes Receivable                                         7,500               --
                                                       ------------       ------------
               TOTAL CURRENT ASSETS                          74,487             50,442

OIL AND GAS PROPERITES, net - successful efforts
method                                                    2,308,197          2,379,194
VEHICLES, FURNITURE AND EQUIPMENT, net                       21,235             25,075
OTHER ASSETS                                                  9,913              9,913
                                                       ------------       ------------
                TOTAL ASSETS                           $  2,413,832       $  2,464,624
                                                       ============       ============

CURRENT LIABILITIES:
     Accounts payable and accrued expenses             $  1,215,957       $  1,042,749
     Oil and gas properties purchase note payable           200,000            200,000
     Convertible notes payable                              367,500            367,500
     Related party note payable                              20,000             30,000
     Bank Line of Credit                                    400,000               --
     Other current notes                                    462,125            462,125
                                                       ------------       ------------
              TOTAL CURRENT LIABILITIES                   2,665,582          2,102,374

NON-CURRENT LIABILITIES:
     Asset retirement obligation                            126,286            120,271
                                                       ------------       ------------
               TOTAL LIABILITIES                          2,791,868          2,222,645
                                                       ------------       ------------

STOCKHOLDERS' EQUITY:
    Common stock: $0.001 par value 75,000,000
    shares authorized:  7,051,279 and 7,036,279,
    shares issued and outstanding, respectively               7,051              7,036

    Additional paid-in capital                           20,495,482         20,450,498

    Retained earnings                                   (20,880,569)       (20,215,555)
                                                       ------------       ------------
               TOTAL STOCKHOLDERS' EQUITY                   378,036            241,979
                                                       ------------       ------------
               TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $  2,413,832       $  2,464,624
                                                       ============       ============


                    See accompanying notes to financial statements


                                    EXTERRA ENERGY, INC.
                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                  For the Three Months Ended       For the Six Months Ended
                                 ----------------------------    ----------------------------
                                   November        November        November        November
                                   30, 2009        30, 2008        30, 2009        30, 2008
                                 ------------    ------------    ------------    ------------
REVENUE:
     Oil and gas sales           $     65,031    $     80,931    $    137,423    $    274,177

OPERATING EXPENSES:

     Lease operating expenses          85,573          76,842         108,327         165,600
     Depreciation, depletion
        and accretion                  56,130          74,600          80,850         139,876
     Impairment                          --         1,207,558            --         1,207,558
     Consulting fees                     --           137,210            --           495,033
     General and administrative       273,973         126,920         522,523         253,343
                                 ------------    ------------    ------------    ------------
          Total Expenses              415,676       1,623,130         711,700       2,261,410
                                 ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                 (350,645)     (1,542,199)       (574,277)     (1,987,233)
                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):

     Interest expense                 (45,968)        (34,983)        (74,068)        (69,966)
     Debt Settlement Expense          (16,669)           --           (16,669)           --
                                 ------------    ------------    ------------    ------------
          Total Other Expenses        (62,637)        (34,983)        (90,737)        (69,966)
                                 ------------    ------------    ------------    ------------

NET LOSS                         $   (413,282)   $ (1,577,182)   $   (665,014)   $ (2,057,199)


NET LOSS PER SHARE - BASIC
AND DILUTED                      $      (0.06)   $      (3.14)   $      (0.09)   $      (4.20)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED                         7,051,279         502,071       7,050,418         489,654









                       See accompanying notes to financial statements


                                       EXTERRA ENERGY, INC.
                                     STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
                                            (Unaudited)

                                                                     For the Six Months Ended
                                                               ------------------------------------
                                                               November 30, 2009  November 30, 2008
                                                               -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                     $  (665,014)      $(2,057,199)
        Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depletion, depreciation & asset
     retirement obligation accretion                                   80,850           139,876
     Impairment of oil & gas property                                    --           1,207,558
     Stock issued for services                                         45,000           344,983
     Changes in operating assets and liabilities
       O&G receivables                                                  2,081            85,930
       Prepaid expenses and other current assets                       (2,552)            8,495
       Accounts payable and accrued expenses                          173,209           148,627
                                                                  -----------       -----------
                    Net Cash Used in Operating Activities            (366,426)         (121,730)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Notes Receivable                                                  (7,500)             --

                                                                  -----------       -----------
                    Net Cash Used in Investing Activities              (7,500)             --
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                         --             158,000
     Borrowings on line of credit                                     400,000              --
     Repayment on related party debt                                  (10,000)             --
     Principal payments on long term debt                                --              (7,609)
                                                                  -----------       -----------
                   Net cash Provided by Financing Activities          390,000           150,391
                                                                  -----------       -----------

                NET INCREASE IN CASH                                   16,074            28,661

                 CASH AT BEGINNING OF PERIOD                            7,505             9,190
                                                                  -----------       -----------
                 CASH AT END OF PERIOD                            $    23,579       $    37,851


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
          Interest                                                $      --         $      --
          Income taxes                                            $      --         $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued upon cashless conversion of warrants
and options                                                       $      --         $       498
Stock issued for prior year accounts payable                      $      --              40,000


                          See accompanying notes to financial statements

                                                 5

EXTERRA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exterra Energy, Inc. ("Exterra") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exterra's annual report on Form 10-K/A for the year ended May 31, 2009 filed with the SEC on October 21, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

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


NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations for the six months ended November 30, 2009.

                                                                2009

                                                              --------

    Asset retirement obligations at May 31                    $120,271

    Additions for exploratory and development drilling            --

    Accretion expense                                            6,015
                                                              --------

    Asset retirement obligations at November 30,              $126,286
                                                              ========


NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2009, Exterra paid $10,000 to ROYALCO
Financial Oil and Gas Corporation related to a note payable. As of November 30, 2009, the balance on the note is $20,000. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

NOTE 5 - DEBT

Debts outstanding at November 30, 2009 are as follows:

                                                  Balance         Balance       Maturity
                    Note                         5/31/2009      11/30/2009        Date
--------------------------------------------     ----------     ----------     ----------

Oil and gas properties purchase note payable     $  200,000     $  200,000     07/15/2008

Convertible loans                                   367,500        367,500     06/30/2008

Note payable to Coventry Capital                    462,125        462,125     05/07/2008

Note payable to finance insurance premium              --             --       10/31/2010

Note payable to related party                        30,000         20,000     10/31/2010

Bank Line of Credit                                    --          400,000     08/01/2012

--------------------------------------------------------------------------

Total                                            $1,059,625     $1,449,625
==========================================================================

The oil and gas properties purchase note payable, the convertible loans, and the note payable to Coventry Capital are in default as of November 30, 2009. As the Company is unable at present to pay the balances due, we are seeking an extension from the lenders. There are no guarantees these discussions will be successful.

In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The interest (5.5% per annum) is paid monthly on the existing / average daily balance. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. As of November 30, 2009, the company owes $400,000 on this line of credit.

                                        7

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

During the six months period ended November 30, 2009, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/26/2009     Issued 15,000 common shares valued at $3.00 per share in payment for services and fees to third parties


NOTE 7 - SUBSEQUENT EVENTS

Subsequent to November 30, 2009, Exterra acquired a 1% gross interest in 17,000 acres off-shore Louisiana, in exchange for 250,000 shares of Exterra's restricted common stock valued at $1.15 a share for a total value of $287,500. However, Exterra will issue additional shares, causing the total number of shares to be equal to $1,000,000 in the event that the company shares are not trading at $4.00 per share 12 months from the date of the agreement. The location is known as Marsh Island, with 109 miles of 3D Seismic Mapping and Interpretation, an existing well that has recently been drilled and is scheduled to be reworked and several drilling locations, from Hal McKinney, an Individual. Exterra's Partner, who is the Operator and Major Interest owner is Dynamic Offshore Resources, LLC, a Private Houston, Texas, based Company that primarily operates in off-shore Gulf of Mexico properties.

Subsequent to November 30, 2009, Exterra issued 29,867 shares of common stock valued at $2.25 per share for a total value of $67,201 in partial settlement of litigation initiated by Exterra's former CFO.

Exterra evaluated its subsequent events through January 14, 2010.

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


Results of Operations

Three Months Ended November 30, 2009 and 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the three months ended November 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                           Three Months Ended November 30,
                                                    2009                        2008
                                          ------------------------    ------------------------
                                            Amount      Percentage       Amount     Percentage
                                          ----------    ----------    -----------   ----------

Total revenues                            $   65,031       100%       $    80,931      100%

Total Expenses                               415,676       639%         1,623,130     2006%
Total Other Expenses                         (62,637)      -96%           (34,983)     -43%

Loss before income taxes                    (413,282)     -636%        (1,577,182)   -1949%

Net loss                                  $ (413,282)     -636%       $(1,577,182)   -1949%


Oil and Gas Revenues

Revenues for the three months ended November 30, 2009 and 2008 were $65,031 and $80,931, respectively. The decrease is due to the decline in commodity price and decline in production resulting from the sustained decline in commodity pricing.
We expect our oil and gas revenues to decrease in the following months as oil and natural gas prices have continued to decline.






Lease Operating Expenses

Lease operating expenses for the three months ended November 30, 2009 and 2008 were $85,573 and $76,842, respectively. The increase is due to current period expenses consisting of costs incurred in connection with putting our oil and natural gas properties into future production. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.


Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the three months ended November 30, 2009 and 2008 were $56,130 and $74,600, respectively. The decrease in the depreciation, depletion and accretion was due to the decrease in production from the oil and gas properties from prior year acquisitions per above and due to prior year oil and gas property value impairment resulting from a downward revision of the reserve estimates based on the sustained decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.


Impairment of Oil and Gas Properties

Impairment expenses for the three months ended November 30, 2009 and 2008 were $0 and $1,207,558, respectively. The decrease was due to prior period impairment resulting from a downward revision of the reserve estimates based on the recent decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.


General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2009 and 2008 were $273,973 and $126,920, respectively. The increase is principally due to the activities management is engaged to increase oil and gas producing properties through bargain acquisition and management activities to settle debt acquired by previous management. We expect our general and administrative expenses to increase in the current year as the company grows through efficient management.


Consulting Fees

Consulting fees decreased for the three months ending November 30, 2009 due primarily to current management accruing salary which is included in general and administrative expenses rather than receiving consulting fees for the management of Exterra. We expect our consulting fees to remain consistent in the current year as the company grows.


Interest Expense and Debt Settlement Expense

Interest expense for the three months ended November 30, 2009 and 2008 were $45,968 and $34,983, respectively. The increase was due to additional debt resulting from the bank line of credit entered into by Exterra. Debt settlement expense for the three months ended November 30, 2009 and 2008 were $16,669 and $0, respectively. The increase is principally due to management efforts to settle debt acquired by previous management.


Net Loss

Our net loss for the three months ended November 30, 2009 and 2008 was $413,282 and $1,577,182, respectively. The decrease is primarily attributable to the oil and gas property impairment of $1,207,558 recognized in the three month period ended November 30, 2008 and efficient management controls in the three month period ended November 30, 2009.





Six Months Ended November 30, 2009 and 2008

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the six months ended November 30, 2009 and 2008. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                            Six Months Ended November 30,
                                                    2009                        2008
                                          ------------------------    ------------------------
                                            Amount      Percentage       Amount     Percentage
                                          ----------    ----------    -----------   ----------
Total revenues                            $  137,423       100%       $   274,177      100%

Total Expenses                               711,700       518%         2,261,410      825%

Total Other Expenses                         (90,737)      -66%           (69,966)     -26%
Loss before income taxes                    (665,014)     -484%        (2,057,199)    -750%

Net loss                                  $ (665,014)     -484%       $(2,057,199)    -750%


Oil and Gas Revenues

Revenues for the six months ended November 30, 2009 and 2008 were $137,423 and $274,177, respectively. The decrease is due to the decline in commodity price and decline in production resulting from the sustained decline in commodity pricing. We expect our oil and gas revenues to decrease in the following months as oil and natural gas prices have continued to decline.


Lease Operating Expenses

Lease operating expenses for the six months ended November 30, 2009 and 2008 were $108,327 and $165,600, respectively. The decrease is due to the decline in production resulting from the sustained decline in commodity pricing. We expect our operating expenses to increase as we repair and improve the wells we have purchased.


Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the six months ended November 30, 2009 and 2008 were $80,850 and $139,876, respectively. The decrease in the depreciation, depletion and accretion was due to the decrease in production from the oil and gas properties from prior year acquisitions per above and due to prior year oil and gas property value impairment resulting from a downward revision of the reserve estimates based on the sustained decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.


General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2009 and 2008 were $522,523 and $253,343, respectively. The increase is principally due to the activities management is engaged to increase oil and gas producing properties through bargain acquisition and management activities to settle debt acquired by previous management. We expect our general and administrative expenses to increase in the current year as the company grows through efficient management.


Consulting Fees

Consulting fees decreased for the six months ending November 30, 2009 due primarily to current management accruing salary which is included in general and administrative expenses rather than receiving consulting fees for the management of Exterra. We expect our consulting fees to remain consistent in the current year as the company grows.









Interest Expense and Debt Settlement Expense

Interest expense for the six months ended November 30, 2009 and 2008 were $74,068 and $69,966, respectively. The increase was due to additional debt resulting from the bank line of credit entered into by Exterra. Debt settlement expense for the six months ended November 30, 2009 and 2008 were $16,669 and $0, respectively. The increase is principally due to management efforts to settle debt acquired by previous management.


Net Loss

Our net loss for the six months ended November 30, 2009 and 2008 was $665,014 and $2,057,199, respectively. The decrease is primarily attributable to the oil and gas property impairment of $1,207,558 recognized in the six month period ended November 30, 2008 and efficient management controls in the six month period ended November 30, 2009.


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

Pursuant to the recent and ongoing decline in the price of oil and natural gas, the Company had exhausted its financial resources. Despite the collapse of the worldwide financial markets the Company's management has acquired new financing in the form of a $10,000,000 bank line of credit.

As of November 30, 2009, Exterra had cash of $23,579 and negative working capital of $2,591,095. This compares to cash of $7,505 and negative working capital of $2,051,932 as of May 31, 2009.

Debts outstanding at November 30, 2009 are as follows:


(1) Note payable to purchase oil and gas properties $200,000

(2) Convertible loans $367,500

(3) Note payable to Coventry Capital $462,125

(4) Happy State Bank line of Credit $400,000

(5) Note payable to related parties $20,000

Total debt outstanding - $1,449,625




(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $70,027 in interest on the note payable as of November 30, 2009. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through November 30, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $67,070 at November 30, 2009 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $144,888 in interest as of November 30, 2009. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

(4) $10,000,000 Happy State Bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The interest (5.5% per annum) is paid monthly on the existing / average daily balance. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The Company has accrued $0 in interest as of November 30, 2009.

(5) During the quarter ended November 30, 2009, Exterra paid $10,000 to ROYALCO
Financial Oil and Gas Corporation related to a note payable. As of November 30, 2009, the balance on the note is $20,000. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.


Cash Flow from Operating Activities

For the six month period ended November 30, 2009, net cash used by operating activities was ($366,426), versus net cash used by operating activities of ($121,730) for the six month period ended November 30, 2008. This increase in net cash used by operations activities is primarily due to cash flow generated from field operations due to decreased volumes and prices from production.


Cash Flow from Investing Activities

For the six month period ended November 30, 2009, net cash used in investing activities was $(7,500), for a note receivable issued with 8% interest per annum which matures September 25, 2010 versus net cash used by investing activities of a ($0) for the six month period ended November 30, 2008. Our investing activities were funded from the use of cash from borrowings on debt and operations.




Cash Flow from Financing Activities

For the six month period ended November 30, 2009, net cash provided by financing activities was $390,000, versus net cash provided by financing activities of a $150,391 for the six month period ended November 30, 2008. The increase in cash provided by financing activities was due to utilization of the new Happy State
Bank Line of Credit occurring during the six months ended November 30, 2009 versus 2008.


Subsequent Events

Subsequent to November 30, 2009, Exterra acquired a 1% gross interest in 17,000 acres off-shore Louisiana, in exchange for 250,000 shares of Exterra's restricted common stock valued at $1.15 a share for a total value of $287,500.
However, Exterra will issue additional shares, causing the total number of shares to be equal to $1,000,000 in the event that the company shares are not trading at $4.00 per share 12 months from the date of the agreement. The location is known as Marsh Island, with 109 miles of 3D Seismic Mapping and Interpretation, an existing well that has recently been drilled and is scheduled to be reworked and several drilling locations, from Hal McKinney, an Individual.
Exterra's Partner, who is the Operator and Major Interest owner is Dynamic
Offshore Resources, LLC, a Private Houston, Texas, based Company that primarily operates in off-shore Gulf of Mexico properties.

Subsequent to November 30, 2009, Exterra issued 29,867 shares of common stock valued at $2.25 per share for total value of $67,201,in partial settlement of litigation initiated by Exterra's former CFO.

Exterra evaluated its subsequent events through January 14, 2010.


Hedging

We did not hedge any of our oil or natural gas production during 2009 and have not entered into any such hedges from November 30, 2009 through the date of this filing.


Contractual Commitments

Information about contractual obligations at November 30, 2009 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2009 excepting the Happy state Bank line of credit discussed in
Item 2 - Liquidity and capital resources section above.


Off-Balance Sheet Arrangements

As of November 30, 2009, we had no off-balance sheet arrangements.


Related Party Transactions

During the quarter ended November 30, 2009, Exterra paid $10,000 to ROYALCO
Financial Oil and Gas Corporation related to a note payable. As of November 30, 2009, the balance on the note is $20,000. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.





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


ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial
Officer ("CFO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of November 30, 2009.

     (b)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended November 30,2009 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Material developments occurring in previously reported legal proceedings involving the Company during the quarter ended November 30, 2009 are disclosed in 1. and 2. below.

The Company is aware of the following pending litigation that could result in a material loss:

At November 30, 2009, the following litigation is pending:

1.   Cause No. 08-05-07052: Hope Drilling Company and Hope Workover Services,
     Inc. vs Exterra Energy Inc.; in the District Court of Crockett County
     Texas; 112th Judicial District
          a. This is a suit on a debt in the amount of $21,331 plus attorney's fees.
          b. Management resolved this matter in the current reporting period reaching a settlement which has been paid with Hope Drilling and Hope Workover Services.




2. Randall K. Boatright v. Exterra Energy, Inc., in the 55th District Court in and for Harris County, Texas
          a. Plaintiff is a former officer and director of the Company and has claimed the amount of $97,200 plus attorney's fees and interest for past compensation owed and severance.
          b. Management has resolved this matter. As of November 30, 2009, Exterra had $92,200 recorded in accounts payable and accrued expenses related to this claim. Settlement was achieved November
               18, 2009. Payments totaling $5,000 have been paid towards settlement of this claim as of November 30, 2009. Subsequent to November 30, 2009, Exterra issued 29,867 shares of common stock valued at $2.25 per share in partial settlement and has paid an additional $5,000.

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

As of November 30, 2009, Exterra had $135,000 recorded in accounts payable and accrued expenses related to this claim.

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

As of November 30, 2009, Exterra had $250,000 recorded in convertible notes payable and $43,784 of accrued interest recorded in accounts payable and accrued expenses related to this claim.

In addition to the above litigation, Exterra has been named in several cases against Star of Texas Energy Services, Inc as mentioned in the 10-K for the year ended May 31, 2009. The lienholders for various wells and leases owned by Star of Texas have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra in any of these cases is remote because Exterra never took ownership of the wells and leases in question.

Management efforts to resolve all these matters will include litigation and settlement negotiation.





ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock

During the six months period ended November 30, 2009, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/26/2009     Issued 15,000 common shares valued at $3.00 per share in payment for services and fees to third parties








ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The following listings of corporate debt are in default:

(1) Principal and interest (10% per annum) on the note are payable on the tenth
(10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and
(ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $70,027 in interest on the note payable as of November 30, 2009. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

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

Through November 30, 2009 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $67,070 at November 30, 2009 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(3) Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $144,888 in interest as of November 30, 2009. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable


ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 Loan Agreement, dated as of September 14, 2009, between Exterra Energy,
Inc., a Nevada corporation, Robert Royal and Todd R. Royal and Happy State Bank, a Texas banking corporation.










SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Exterra Energy Inc.

                                     By: /s/ Todd R. Royal
                                         ---------------------------------------
                                         Todd R.  Royal
                                         President, Secretary, and Director

                                         Date: January 14, 2010