Form 10-Q
period 2010-04-14
Exterra Energy Inc.
filed 2010-04-15
CIK 1367387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended February 28, 2010.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-52319

EXTERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5086877
(State of Incorporation)	(I.R.S. Employer Identification Number)

701 South Taylor, Suite 440, Amarillo, Texas 79101
(Address of Principal executive offices) (Zip Code)

(806) 373-7111
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

7,081,146 shares of common stock were issued and outstanding as of April 14, 2010.

INDEX

Part I     Financial Information

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXTERRA ENERGY, INC.
   BALANCE SHEETS
     (Unaudited)

	February 28, 2010	May 31, 2009

CURRENT ASSETS:
Cash and equivalents	$99,584	$7,505
Oil and gas receivable	56,613	42,326
Prepaid expenses and other current assets	391	611
Notes Receivable	7,500	--

TOTAL CURRENT ASSETS	164,088	50,442

OIL AND GAS PROPERITES, net - successful efforts
Method	2,281,656	2,379,194
VEHICLES, FURNITURE AND EQUIPMENT, net	19,315	25,075
OTHER ASSETS	9,913	9,913

TOTAL ASSETS	$2,474,972	$2,464,624

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,245,983	$1,042,749
Oil and gas properties purchase note payable	200,000	200,000
Convertible notes payable	367,500	367,500
Related party note payable	20,000	30,000
Bank Line of Credit	775,000	--
Other current notes	462,125	462,125

TOTAL CURRENT LIABILITIES	3,070,608	2,102,374

NON-CURRENT LIABILITIES:
Asset retirement obligation	129,307	120,271

TOTAL LIABILITIES	3,199,915	2,222,645

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value 75,000,000
shares authorized: 7,081,146 and 7,036,279,
shares issued and outstanding, respectively	7,081	1 7,036

Additional paid-in capital	20,562,653	20,450,498

Accumulated deficit	(21,294,677)	(20,215,555)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(724,943)	241,979

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,474,972	$2,464,624

   EXTERRA ENERGY, INC.
 STATEMENTS OF OPERATIONS
        (Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	February	February	February	February
	28, 2010	28, 2009	28, 2010	28, 2009

REVENUE:
Oil and gas sales	$79,603	$74,337	$217,026	$348,554
OPERATING EXPENSES:

Lease operating expenses	40,113	93,327	148,440	258,927
Depreciation, depletion
and accretion	64,341	49,734	145,191	189,610
Impairment	--	--	--	1,207,558
Consulting fees	--	84,734	--	579,767
General and administrative	344,690	35,472	867,213	288,815

Total Expenses	449,144	263,267	1,160,844	2,524,677

LOSS FROM OPERATIONS	(369,541)	(188,890)	(943,818)	(2,176,123)

OTHER INCOME (EXPENSES):

Interest expense	(44,567)	(23,400)	(118,634)	(93,366)
Debt Settlement Expense	--	--	(16,670)	--

Total Other Expenses	(44,567)	(23,400)	(135,304)	(93,366)

NET LOSS	$(414,108)	$(212,290)	$(1,079,122	$ ) (2,269

NET LOSS PER SHARE - BASIC
AND DILUTED	$(0.06)	$(0.41)	$(0.15)	$(4.55)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC
AND DILUTED	7,074,177	515,382	7,058,251	498,575

EXTERRA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months ended

	February 28, 2010	February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,079,122)	$(2,269,489)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation & asset retirement
obligation accretion	145,191	189,610
Impairment of oil & gas property	--	1,207,558
Stock issued for services	45,000	394,983
Changes in operating assets and liabilities
O&G receivables	(14,287)	85,930
Prepaid expenses and other current assets	220	11,327
Accounts payable and accrued expenses	270,434	220,627

Net Cash Used in Operating Activities	(632,564)	(159,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(32,857)	--
Notes Receivable	(7,500)	--

Net Cash Used in Investing Activities	(40,357)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	--	158,000
Borrowings on line of credit775,000 --
Principal payments on related party debt	(10,000)	--
Principal payments on long term debt	--	(7,609)

Net cash Provided by Financing Activities	765,000	150,391

NET INCREASE IN (DECREASE) CASH	92,079	(9,062)

CASH AT BEGINNING OF PERIOD	7,505	9,190

CASH AT END OF PERIOD	$99,584	$128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$--	$--
Income taxes	$--	$--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued upon cashless conversion of warrants and options	$--	$498
Stock issued for prior year accounts payable --	--	40,000
Stock issued for prior year accrued compensation	67,201	100,000

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

NOTE 3 – OIL AND GAS PROPERTIES

On February 23, 2010, the company submitted winning bids at the University Land Office of the State of Texas auction, for a 75% working interest in lease # 110515 (343.424 acres North 1/2 section 11, block 17,  Cardinal(Queen) field,  Pecos County, Texas), for $26,196, and for a 75% working interest in lease # 110514 (85.86 acres, West .5 of SW 1/4 Section #3, block 17, Cardinal(Queen) field),  Pecos County, Texas), for $6,663.  This acquisition will provide Exterra with approx 20 to 30 new additional proven undeveloped drilling locations for expansion in the Cardinal Field.

NOTE 4 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations for the nine months ended February 28, 2010.

2009

Asset retirement obligations at May 31, 2009	$120,271

Additions for exploratory and development drilling	--

Accretion expense	9,036

Asset retirement obligations at February 28, 2010	$129,307

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended February 28, 2010, Exterra had no activity on the note to ROYALCO Financial Oil and Gas Corporation. As of February 28, 2010, the balance on the note is $20,000. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

NOTE 6 - DEBT

Debts outstanding at February 28, 2010 are as follows:

	Balance	Balance	Maturity
Note	05/31/2009	02/28/2010	Date

Oil and gas properties purchase note payable	$200,000	$200,000	07/15/2008

Convertible loans	367,500	367,500	06/30/2008

Note payable to Coventry Capital	462,125	462,125	05/07/2008

Note payable to finance insurance premium	--	--	10/31/2010

Note payable to related party	30,000	20,000	10/31/2010

Bank Line of Credit	--	775,000	08/01/2012

Total	$1,059,625	$1,824,625

The oil and gas properties purchase note payable, the convertible loans, and the note payable to Coventry Capital are in default as of February 28, 2010. As the Company is unable at present to pay the balances due, we are seeking an extension from the lenders. There are no guarantees these discussions will be successful.

In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The interest (5.5% per annum) is paid monthly on the existing / average daily balance. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. As of February 28, 2010, the company owes $775,000 on this line of credit.

NOTE 7 – LEGAL SETTLEMENT

During the three months ended February 28, 2010, Exterra settled litigation with its former CFO related to accrued compensation.  As part of the settlement, Exterra will make certain required cash payments in addition to an issuance of 29,867 shares of restricted common stock.  Under the settlement terms, if, for the period from six months after the issuance date through twelve months after the issuance date, Exterra’s stock does not trade at a target price of $2.25 per share or higher, Exterra will be required to make additional cash payments equal to the difference between the target price and the highest trading price of Exterra’s common stock.  All amounts related to this settlement were accrued as of May 31, 2009.  Exterra is currently making cash payments related to the settlement and has issued the common stock. (see Note 8)

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

During the nine month period ended February 28, 2010, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/26/2009	Issued 15,000 common shares valued at $3.00 per share in payment for services and fees to third parties

12/01/2009	Issued 29,867 common shares valued at $2.25 per share for a total
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

Results of Operations

Three Months Ended February 28, 2010 and 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the three months ended February 28, 2010 and 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended February 28,
	2010		2009
	Amount	Percentage	Amount	Percentage

Total revenues	$79,603	100%	$74,337	100%

Total Expenses	449,144	564%	263,267	354%
Total Other Expenses	(44,567)	-56%	(23,400)	-31%

Loss before income taxes	(414,108)	-520%	(212,290)	-285%

Net loss	$(414,108)	-520%	$(212,290)	-285%

Oil and Gas Revenues

Revenues for the three months ended February 28, 2010 and 2009 were $79,603 and $74,337, respectively. The increase is due to the improvement in commodity price and increase in production resulting from the recent increases in commodity pricing. We expect our oil and gas revenues to increase in the following months as oil and natural gas prices have improved and stabilized, and as reworked wells produce.

Lease Operating Expenses

Lease operating expenses for the three months ended February 28, 2010 and 2009 were $40,113 and $93,237, respectively. The decrease is due to less well work-over expense incurred in the current period consisting of costs incurred in connection with putting our oil and natural gas properties into future production over the prior year period.  We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.

Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the three months ended February 28, 2010 and 2009 were $64,341 and $49,734, respectively. The increase in the depreciation, depletion and accretion was due to the increase in production from the oil and gas properties from prior year acquisitions per above and due to prior year oil and gas property value impairment resulting from a downward revision of the reserve estimates based on the sustained decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.

General and Administrative Expenses & Consulting Fees

General and administrative expenses for the three months ended February 28, 2010 and 2009 were $344,690 and $120,206, respectively. The increase is principally due to the activities management is engaged to increase oil and gas producing properties through bargain acquisition and management activities to settle debt acquired by previous management. We expect our general and administrative expenses to increase in the current year as the company grows through efficient management.

Consulting fees decreased for the three months ending February 28, 2010 due primarily to current management accruing salary which is included in general and administrative expenses rather than receiving consulting fees for the management of Exterra. We expect our consulting fees to remain consistent in the current year as the company grows.

Interest Expense

Interest expense for the three months ended February 28, 2010 and 2009 were $44,566 and $23,400, respectively. The increase was due to additional debt resulting from utilization of the bank line of credit entered into by Exterra.

Net Loss

Our net loss for the three months ended February 28, 2010 and 2009 was $414,108 and $212,290, respectively. The increase is primarily attributable to the increased activities of current management to increase the company's assets through bargain acquisition and improve current well production during the three month period ended February 28, 2010 and due to more efficient management practices over the three month period ended February 28, 2009.

Nine Months Ended February 28, 2010 and 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the nine months ended February 28, 2010 and 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Nine Months Ended February 28,
	2010		2009
	Amount	Percentage	Amount	Percentage

Total revenues	$217,026	100%	$348,544	100%

Total Expenses	(1,160,844)	535%	(2,524,677)	724%

Total Other Expenses	(135,304)	-62%	(93,366)	-27%
Loss before income taxes	(1,079,122)	-497%	(2,269,489)	-651%

Net loss	$(1,079,122)	-49%	$(2,269,489)	-651%

Oil and Gas Revenues

Revenues for the nine months ended February 28, 2010 and 2009 were $217,026 and $348,554, respectively. The decrease is due to the temporary decline in commodity price and decline in production resulting from that temporary decline in commodity pricing. We expect our oil and gas revenues to increase in the following months as oil and natural gas prices have begun to improve and stabilize.

Lease Operating Expenses

Lease operating expenses for the nine months ended February 28, 2010 and 2009 were $148,440 and $258,927, respectively. The decrease is due to the decline in production resulting from the temporary decline in commodity pricing. We expect our operating expenses to increase as we continue management's plan to repair and improve the wells we have purchased.

Depreciation, Depletion and Accretion

Depreciation and depletion expenses for the nine months ended February 28, 2010 and 2009 were $145,191 and $189,610, respectively. The decrease in the depreciation, depletion and accretion was due to the decrease in production from the oil and gas properties from prior year acquisitions per above and due to prior year oil and gas property value impairment resulting from a downward revision of the reserve estimates based on the sustained decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.

Impairment of Oil and Gas Properties

Impairment expenses for the nine months ended February 28, 2010 and 2009 were $0 and $1,207,588, respectively to Exterra's oil and gas properties. The downward revision of the reserve estimates based on temporary declines in oil and gas prices led to the impairment of Exterra's properties in the second quarter of 2009.

General and Administrative Expenses and Consulting Fees

General and administrative expenses for the nine months ended February 28, 2010 and 2009 were $867,213 and $868,582, respectively. The decrease is principally due to the efficient activities current management is engaged to increase oil and gas producing properties through bargain acquisition and management activities to settle debt acquired by previous management. We expect our general and administrative expenses to increase in the current year as the company grows through efficient management.  Consulting fees decreased for the nine months ending February 28, 2010 due primarily to current management accruing salary which is included in general and administrative expenses rather than receiving consulting fees for the management of Exterra. We expect our consulting fees to remain consistent in the current year as the company grows.

Interest Expense and Debt Settlement Expense

Interest expense for the nine months ended February 28, 2010 and 2009 were $118,634 and $93,366, respectively. The increase was due to additional debt resulting from the bank line of credit entered into by Exterra. Debt settlement expense for the nine months ended February 28, 2010 and 2009 were $16,670 and $0, respectively. The increase is principally due to management efforts to settle debt acquired by previous management.

Net Loss

Our net loss for the nine months ended February 28, 2010 and 2009 was $1,079,122 and $2,269,489, respectively. The decrease is primarily attributable to the decrease in consulting fees recognized in the nine month period ended February 28, 2010 over the nine month period ended February 28, 2009 and efficient management practices in the nine month period ended February 28, 2010.

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

Pursuant to the temporary decline in the price of oil and natural gas, the Company had exhausted its financial resources. Despite the collapse of the worldwide financial markets the Company's management has acquired new financing in the form of a $10,000,000 bank line of credit.

As of February 28, 2010, Exterra had cash of $99,584 and negative working capital of $2,906,520. This compares to cash of $7,505 and negative working capital of $2,051,932 as of May 31, 2009.

Debts outstanding at February 28, 2010 are as follows:

(1) Note payable to purchase oil and gas properties	$200,000

(2) Convertible loans	$367,500

(3) Note payable to Coventry Capital	$462,125

(4) Happy State Bank line of Credit	$775,000

(5) Note payable to related parties	$20,000

Total debt outstanding	$1,824,625

1)    Principal and interest (10% per annum) on the note are payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County
(leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2009. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $70,027 in interest on the note payable as of February 28, 2010. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2)    During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2009 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized from the first nine months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 205,900 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $0.75 per share for a total of 476,667 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2009. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful.

Through February 28, 2010 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $67,070 at February 28, 2010 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(3)    Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2009. The Company has accrued $144,888 in interest as of February 28, 2010. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

(4)    $10,000,000 Happy State Bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The interest (5.5% per annum) is paid monthly on the existing / average daily balance. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The Company has accrued $0 in interest as of February 28, 2010.

(5)    During the quarter ended February 28, 2010, Exterra had no activity on the note to ROYALCO
Financial Oil and Gas Corporation. As of February 28, 2010, the balance on the note is $20,000. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

Cash Flow from Operating Activities

For the nine month period ended February 28, 2010, net cash used by operating activities was ($632,564), versus net cash used by operating activities of ($159,453) for the nine month period ended February 28, 2009. This increase in net cash used by operations activities is primarily due to cash flow generated from field operations due to decreased volumes and prices from production.

Cash Flow from Investing Activities

For the nine month period ended February 28, 2010, net cash used in investing activities was $(40,357) for purchases of oil and gas properties and a note receivable issued with 8% interest per annum which matures September 25, 2010 versus net cash used by investing activities of a ($0) for the nine month period ended February 28, 2010. Our investing activities were funded from the use of cash from borrowings on debt and operations.

Cash Flow from Financing Activities

For the nine month period ended February 28, 2010, net cash provided by financing activities was $765,000, versus net cash provided by financing activities of a $150,391 for the nine month period ended February 28, 2009. The increase in cash provided by financing activities was due to utilization of the new Happy State Bank Line of Credit occurring during the nine months ended February 28, 2010.

OIL AND GAS PROPERTIES

On February 23, 2010, the company submitted winning bids at the University Land Office of the State of Texas auction, for a 75% working interest in lease # 110515 (343.424 acres North 1/2 section 11, block 17,  Cardinal(Queen) field,  Pecos County, Texas), for $26,196, and for a 75% working interest in lease # 110514 (85.86 acres, West .5 of SW 1/4 Section #3, block 17, Cardinal(Queen) field),  Pecos County, Texas), for $6,663.  This acquisition will provide Exterra with approx 20 to 30 new additional proven undeveloped drilling locations for expansion in the Cardinal Field. These new locations could significantly increase production of oil and gas from several different formations such as the Queen Sands and San Andres. Historically, wells in this area have come in at an average of 10 to 20 BOEPD at relatively shallow depths. This drilling opportunity is a low risk high reward endeavor due to the inexpensive cost of drilling and the offsetting production in the field. This will allow Exterra to generate another significant revenue stream at a relatively low cost. Wells drilled in and around the Cardinal Field have shown to have long life reserves with very minimal declines. The Permian Basin of western Texas and southeast New Mexico is considered by many to be a world-class petroleum basin.

Subsequent Events

April 5, 2010, the company announced that it has appointed Todd Royal as its new Chief Executive Officer and President of the company. He replaces Robert Royal as CEO who will remain as Chairman of the company.

Hedging

We did not hedge any of our oil or natural gas production during 2009 and have not entered into any such hedges from February 28, 2010 through the date of this filing.

Contractual Commitments

Information about contractual obligations at February 28, 2010 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2009 excepting the Happy state Bank line of credit discussed in Item 2 - Liquidity and capital resources section above.

Off-Balance Sheet Arrangements

As of February 28, 2010, we had no off-balance sheet arrangements.

Related Party Transactions

During the quarter ended February 28, 2010, Exterra had no activity on the note to ROYALCO Financial Oil and Gas Corporation. As of February 28, 2010, the balance on the note is $20,000. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

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

ITEM 4.      CONTROLS AND PROCEDURES

     (a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of February 28, 2010.

     (b)       CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended February 28, 2010 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Material developments occurring in previously reported legal proceedings involving the Company during the quarter ended February 28, 2010 are disclosed in 1. and 2. below.

The Company is aware of the following pending litigation that could result in a material loss:

At February 28, 2010, the following litigation is pending:

1.   0424864 BC, Ltd. and Gordon McDougall v. Exterra Energy, Inc., in the 151st District Court in and for Harris County, Texas

          a.   Plaintiff is a former officer and director of the Company and has claimed the amount of $132,800 plus attorney's fees and interest for past compensation and severance.
          b.   An answer has been filed on behalf of the Company.
          c.   Management's intends to attempt to resolve this matter.

As of February 28, 2010, Exterra had $135,000 recorded in accounts payable and accrued expenses related to this claim.

2.  Planet United, Inc. v. Exterra Energy, Inc., in the 80th District Court in and for Harris County, Texas

       a.   This is a suit on a debt in the amount of $250,000 originally due July 17, 2009 and bearing interest at 10%. In addition the plaintiff claims they are owed a revenue sharing bonus of up to $25,000 derived from the Company's University Lands in Pecos County TX.
       b.   An answer has been filed on behalf of the Company.
       c.   Management's intends to attempt to resolve this matter.

As of February 28, 2010, Exterra had $250,000 recorded in convertible notes payable and $43,784 of accrued interest recorded in accounts payable and accrued expenses related to this claim.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock

During the nine months period ended February 28, 2010, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/26/2009	Issued 15,000 common shares valued at $3.00 per share in payment for services and fees to third parties

12/01/2009	Issued 29,867 common shares valued at $2.25 per share for a total value of $67,201 in partial settlement of litigation initiated by
Exterra's former CFO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The following listings of corporate debt are in default:

(1)      Principal and interest (10% per annum) on the note are payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2009. The note payable is secured by the oil and gas properties and 360,000 shares of the Company's restricted common stock. The Company has accrued $70,027 in interest on the note payable as of February 28, 2010. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2)      During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2009 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized from the first nine months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 205,900 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $0.75 per share for a total of 476,667 common shares. The common shares from the conversion are subject to a"pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2009. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful.

Through February 28, 2010 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue. The Company has accrued interest of $67,070 at February 28, 2010 on the Convertible Loans.

The Company may force conversion into common shares. This will only occur if the Company's common shares trade at $2.00 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $1.50 per share or higher.

(3)      Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $144,888 in interest as of February 28, 2010. The Company is currently attempting to re-negotiate the terms of the Loan. There can be no guarantees these attempts will be successful.

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

Todd R. Royal
President, Secretary, and Director

Date: April 14, 2010