Form 10-K
period 2010-05-31
Exterra Energy Inc.
filed 2010-09-16
CIK 1367387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended May 31, 2010

[   ] Transition Report Pursuant to Section 13or 15(d) of
The Securities Exchange Act of 1934

Commission File Number: 000-52319

EXTERRA ENERGY INC.
(Name of small business issuer in its charter)

Nevada	20-5086877
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

701 South Taylor, Suite 440, Amarillo, Texas 79105
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

State the issuer's revenues for its most recent fiscal year. $ 305,505

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $5,869,541 (Based on the price per share on August 20, 2010 of $1.80). 3,260,856 shares.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding Shares as of September 9, 2010

Common Stock, Par Value $0.001 per share	9,588,144

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXTERRA ENERGY INC.

TABLE OF CONTENTS

PART I

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•	our growth strategies;
•	anticipated trends in our business;
•	our ability to make or integrate acquisitions;
•	our liquidity and ability to finance our exploration,
•	acquisition and development strategies;
•	market conditions in the oil and gas industry;
•	the timing, cost and procedure for proposed acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	planned capital expenditures (including the amount and nature thereof);
•	increases in oil and gas production; estimates, plans and projections relating to acquired properties;
•	the number of potential drilling locations; and
•	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our acquisitions may involve unexpected costs;
•	the volatility in commodity prices for oil and gas;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and gas reserves;
•	the ability to replace oil and gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;
•	environmental risks;
•	exploration and development risks;
•	competition;
•	the inability to realize expected value from acquisitions;
•	the ability of our management team to execute its plans to meet its goals;
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

ITEM 1. DESCRIPTION OF BUSINESS

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

Our principal office is located at 701 South Taylor, Suite 440, Amarillo, Texas 79101. Our phone number is (806) 373-7111 and fax number is (806) 373-6979. Our website address is www.exterraenergyinc.com. The Company has been granted a Certificate of Authority to transact business in the state of Texas.

Recent Events

In October 2007, Exterra closed the acquisition of significant assets from Star of Texas Energy Services, Inc. ("Star") and associated companies. This acquisition of assets included Working Interests and Over-Riding Royalties in various Barnett Shale wells producing on 17,500 acres. In addition, the Companyacquired interests in wells to be drilled, interests in wells being completed and hard assets such as surface lands, as well as an ownership interest in an intrastate natural gas pipeline and a commercial salt water disposal well.

Under the agreement with Star, there are working interests in various additional wells and leases that were not transferred. The assignments of these additional wells and leases were to be held in trust until Exterra chose to satisfy liens and encumbrances against these leases. During 2009, Star of Texas filed Chapter 7 and Exterra is considering buying the leases and wells from the Trustee for a negotiated price. As of October 2009, none of the interests in the additional wells and leases have been transferred to Exterra. In addition, the lienholders for these additional wells have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management’s opinion that the likelihood of a loss outcome to Exterra in any of these cases is remote because Exterra never took ownership of the wells and leases in question.

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

On March 13, 2009, the Company completed the acquisition of a 25% profit interest in a saltwater disposal well and lease in the Newark East Field of North Texas, in consideration of the payment of $2,660,607 payable in shares of restricted common stock of the Company valued at $.06 a share for a total of 44,343,451 shares.  The acquisition consisted of a profit interest in the Saltwater disposal well that was estimated at approximately $3,000,000.00, over a five year period, by a third party consulting firm upon completion of construction and being fully operational. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director and Todd R. Royal, President, Secretary and Director of the Company. In addition, ROYALCO is currently in litigation over its profit interest in the saltwater disposal well. According to the purchase agreement, if the litigation were to result in ROYALCO losing its development and management rights to the saltwater disposal well, the assets transferred to Exterra would be replaced with assets of equivalent value.

On April 15, 2009, the Company's Board of Directors approved an agreement for the acquisition of certain mineral leases in Texas, with proven undeveloped engineered gas reserves with undiscounted future cash flows of $20,172,877, in consideration of the payment of 5,603,577 shares of restricted common stock of the Company valued at $3.60 a share following the effective date of a reverse stock split by the Company.  The acquisition was completed May 18, 2009. The acquisition consisted of undeveloped mineral leases in Parker and Jack Counties, Texas. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, Chairman, Secretary, and Director and Todd R. Royal, CEO, President, and Director of the Company.

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%.  No principal or interest payments are due until January 1, 2011.  At that date, an interest only payment of $62,000 will be due.  Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option.

In August 2010, Exterra acquired 100% ownership of Cleveland Oil & Gas for 600,000 shares of Exterra common stock with an estimated value of $2.00 per share.  Upon Exterra receiving an engineering report with a minimum of $2 million value of proven developed producing reserves, Exterra agreed to repurchase 125,000 shares of the 600,000 at $2.00 share or the former owner of Cleveland Oil & Gas can choose to retain all 600,000 shares.  The prior owner of Cleveland Oil & Gas will become an employee of Exterra and will receive compensation in the amount of $10,000 monthly provided all the wells produce a daily average of 32 barrels of oil.  The monthly compensation will be adjusted downward for production below this threshold.  If production is above this threshold, the employee will receive annual stock option awards of an amount to be determined in the future.

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

On March 13, 2009, the Company completed the acquisition of a profits interest in a saltwater disposal well and lease in the Newark East Field of North Texas. The acquisition consisted of a 25% profit interest in the saltwater disposal. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, Chairman Secretary, and Director and Todd R. Royal, CEO, President, and Director of the Company.

Finally, on May 18, 2009, the Company acquired undeveloped mineral leases in Parker and Jack Counties, Texas. The assets were acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, Chairman, Secretary , and Director and Todd R. Royal, CEO, President, and Director of the Company.

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

In February 2010, Exterra acquired additional interest in the University Lands property and the Lady Luck 1H well.

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

Although management believes that we are not dependent upon any one customer, our current marketing arrangement relies on one purchaser for 90% of our revenue for the year ended May 31, 2010. In the event that our current purchaser is unwilling or unable to purchase the production, management believes alternative purchasers of its production are readily available.

Employees

As of the end of our fiscal year on May 31, 2010, we had one employee. We also utilize certain outsourced third party consultants to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel.

The Company currently does not have any employees subject to union collective bargaining agreements. With the successful implementation of our business plan, we may seek additional employees in the next year to handle potential growth.

Facilities

Corporate offices currently occupy approximately 1,598 square feet of office space under a lease service agreement dated March 23, 2009 for a term of 12 years. The office is located at Suite 440, 701 South Taylor, in Amarillo, Texas. For the period from April 1, 2009 through September 30, 2009, the monthly rental amount is $0. From October 1, 2009 to March 31, 2013 the monthly rental amount is $1,731. From April 1, 2013 to March 31, 2017, the monthly rental amount is $1,798. From April 1, 2017 to March 31, 2021, the monthly rental amount is
$1,864.

In March 2010 the Company entered into a verbal rent agreement with ROYALCO OIL AND GAS, a related party. The payment is $4,300 per month as long as the offices are being used. For the fiscal year ending May 31, 2010 the Company incurred $34,000 related to this office rental.

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

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Business

We have generated negative cash flow from operations for the two most recent fiscal years, have an accumulated deficit of $23,583,711 at May 31, 2010 and incurred a net loss of $3,368,156 for the fiscal year ended May 31, 2010. We have defaulted on certain note agreements.

Exterra has recently closed an initial $10,000,000 line of credit facility, that Management believes will capitalize the Company to acquire certain Oil & Gas Producing Mineral Leases, wells and equipment, using Management’s model of a three year pay back from the net received. Management has identified several such possible acquisitions. Exterra is an E & P Company that plans to exploit acquisitions leases, wells and Proven Oil and Gas Reserves to maximize shareholder value.

Exterra’s Board of Directors has authorized a corporate stock dividend policy which the Company is authorized to distribute 25% of the after tax net annual earnings of Exterra to all stockholders of record by distributing quarterly cash dividends to all Exterra stockholders of record.  However the Company does not intend to pay out any dividend until such time as will be warranted from positive cash flow and earnings.

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

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	inability to obtain leases on economic terms, where applicable;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, ifunsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

•	the results of previous development efforts and the acquisition, review and analysis of data;
•	the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects;
•	the approval of the prospects by other participants, if any, after additional data has been compiled;
•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews;
•	our financial resources and results;
•	the availability of leases and permits on reasonable terms for the prospects; and
•	the success of our drilling technology.

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

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	the price and availability of alternative fuels;
•	political instability or armed conflict in oil producing regions;
•	the price and level of foreign imports; and
•	overall domestic and global economic conditions.

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

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of common stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	the increase or decline in the price of oil and natural gas.

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

Our common stock is considered "penny stock" securities under Exchange Act rules.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Footnote 3 of the independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on our Company obtaining adequate capital to fund operating losses until it becomes profitable and to settle or restructure its outstanding past due notes payable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Nevada  Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are be required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. The process of documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

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

Under the agreement with Star, there are working interests in various additional wells and leases that were not transferred. The assignments of these additional wells and leases were to be held in trust until Exterra chose to satisfy liens and encumbrances against these leases. During 2009, Star of Texas filed Chapter 7 and Exterra is considering buying the leases and wells from the Trustee for a negotiated price. As of October 2009, none of the interests in the additional wells and leases have been transferred to Exterra. In addition, the lienholders for these additional wells have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management’s opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

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

In February 2010, Exterra acquired additional interest in the University Lands property and the Lady Luck 1H well.

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%.  No principal or interest payments are due until January 1, 2011.  At that date, an interest only payment of $62,000 will be due.  Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option.

In August 2010, Exterra acquired 100% ownership of Cleveland Oil & Gas for 600,000 shares of Exterra common stock with an estimated value of $2.00 per share.  Upon Exterra receiving an engineering report with a minimum of $2 million value of proven developed producing reserves, Exterra agreed to repurchase 125,000 shares of the 600,000 at $2.00 share or the former owner of Cleveland Oil & Gas can choose to retain all 600,000 shares.  The prior owner of Cleveland Oil & Gas will become an employee of Exterra and will receive compensation in the amount of $10,000 monthly provided all the wells produce a daily average of 32 barrels of oil.  The monthly compensation will be adjusted downward for production below this threshold.  If production is above this threshold, the employee will receive annual stock option awards of an amount to be determined in the future.

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

Oil and Natural Gas Reserves

The net crude oil and gas reserves of the Company as of May 31st, 2010 were 228,450 barrels of oil and condensate and 8.922 BCFG (billion cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

Proved Developed Producing	12,040 BO and 0.497 BCFG
Proved Developed Non-Producing	13,520 BO and 0.673 BCFG
Proved Undeveloped	202,890 BO and 7.752 BCFG
Total Proved Reserves	228,450 BO and 8.922 BCFG

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

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Year ended May 31,
Gas and Oil Properties, net:	2010	2009

Proved developed gas reserves-Mcf (1)	1,170,650	382,430

Proved undeveloped gas reserves-Mcf (2)	7,751,800	6,459,120

Total proved gas reserves-Mcf	8,922,450	6,841,550

Proved developed crude oil and Condensate reserves-Bbls (1)	25,560	31,650

Proved undeveloped crude oil and Condensate reserves-Bbls (2)	202,890	184,100

Total proved crude oil and condensate Reserves-Bbls	228,450	215,750

*deminimus amounts

(1) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(2) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Wells

The Company did not drill any new wells during the fiscal year. The following table summarizes the Company's Working Interests in productive and non-productive oil and gas wells at May 31st, 2010. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in gross wells:

	Year Ended May 31,
	2010			2009

	Gross	Net		Gross	Net

Total Wells:
Productive	42.000	3.10		16.000	6.24
Non-Productive	2.000	0.06		13.000	6.21
Total	44.000	3.16	*	29.000	12.45	*

*During the year, the Company sold -0- gross wells (-0- net wells).

	Year Ended May 31,

	2010	2009

Average Sales Price per Unit
Produced:
Natural Gas ($Mcf)	$5.25	$6.19
Crude Oil & Condensate ($/Bbl)	$71.64	$72.51

Average Production Cost per
Equivalent Barrel (1) (2)	$17.68	$17.43

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

ITEM 3. LEGAL PROCEEDINGS

The Company is aware of the following pending litigation that could result in a material loss:

At May 31, 2010, the following litigation is pending:

1.           Warrior Energy Services Corporation d/b/a Bobcat Pressure Control v. Exterra Energy, Inc.; United States District Court, Northern District of Texas, Fort Worth Division (May 2009).
a. Plaintiff is suing the Company for $287,850.86 plus attorneys’ fees and interest relating to services performed.  The Company did not contract with the Plaintiff and did not operate the wells of which the services were performed.
b. An answer has been filed on behalf of the Company.
c. Management intends to attempt to resolve this matter.

As of May 31, 2010, Exterra has not accrued for this case because management has determined that an unfavorable outcome is only reasonably possible.

In addition to the above litigation, Exterra has been named in several cases against Star of Texas Energy Services, Inc as mentioned in Note 4 to the financial statements. The lienholders for various wells and leases owned by Star of Texas have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

Management efforts to resolve all these matters will include litigation and settlement negotiation.

In November 2009, a debt settlement between Exterra and a former officer was made for prior year compensation.  This settlement resulted in Exterra paying $30,000 cash and issuing 29,867 shares of restricted stock to Boatright.  The $30,000 paid to Boatright was recorded as debt settlement expense in the fiscal year ended May 31, 2010. The services related to the issuance of the stock were accrued in a prior year.

In August 2010, a debt settlement between Exterra and a former officer was made for prior year compensation. 75,000 restricted shares of Exterra stock was issued as settlement with the underlying guarantee that the former employee will receive a total of $154,500 either by stock sales or cash from Todd and Robert Royal personally.  As of May 31, 2010, an accrual of $154,500 has been made in relation to this settlement.

A settlement between Exterra and a third party vendor was made during the fiscal year ended May 31, 2010. This settlement resulted in a $20,000 accrual of debt settlement expense.

In September of 2009, Exterra issued 5,000,000 free trading shares of common stock to various third parties in an attempt to settle outstanding amounts owed on the Coventry Capital note payable described in Note 7.  Shortly after the initial issuance, Exterra attempted to unwind the transaction with the third parties.  700,000 of the 5,000,000 shares of common stock were returned within a month of the initial issuance.  Exterra later became aware that the parties did not intend to return the remainder of the shares and has filed fraudulent inducement claims against the third parties and received a temporary injunction against sale of the outstanding shares.  As of the date of this filing, Exterra believes it is probable that 3,687,947 of the remaining shares subject to the temporary injunction will be returned.  Exterra is also seeking monetary damages for shares already sold, however the likelihood of the award and ultimate collection is uncertain.  Due to the uncertainty of the return or monetary awards for shares already sold, Exterra has recorded the remaining shares (612,053) as issued as of May 31, 2010 and recognized a charge for debt settlement expense in the amount of $918,080 for the estimated fair value of the shares sold.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company's common stock was called to trade on the OTC Bulletin Board under the symbol "GRGO". In July 2007, the Company received approval to change its name to Exterra Energy Inc. and a new trading symbol, EENR, was granted effective August 12, 2007. The trading symbol changed to EENI post reverse split.

The following information is provided to show quarterly high and low prices of our common stock for the fiscal year ended May 31, 2010.

	Price Per Share
	High	Low

Fiscal 2010
First Quarter	4.25	1.01
Second Quarter	2.25	0.70
Third Quarter	1.44	0.25
Fourth Quarter	2.45	0.60

During the First Quarter of 2011, subsequent to year end, the following high and low prices were recorded for the Company's common stock.

	Price Per Share
	High	Low

Fiscal 2011
First Quarter	2.40	1.23

A total of 32,242 common stock warrants were outstanding as of May 31, 2008 with an aggregate intrinsic value of $459,000 and a weighted average remaining life of 1.54 years.

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

In March 2010, Exterra granted 1,200,000 common stock warrants exercisable for five years at $0.05 per share for consulting services related to investor relations. The warrants vest over one year and an expense of $569,622 has been recorded for the fiscal year ended May 31, 2010 in relation to these warrants. None of these warrants were exercised as of May 31, 2010.  In June 2010, this agreement was amended to increase the total warrants granted 1,500,000.  Subsequent to May 31, 2010, 625,000 of these warrants have been exercised.  Exterra used the Black-Scholes option pricing model to value these warrants.  Assumptions used include (1) 2.28% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 250%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of warrants as set forth in the agreement.

As of May 31, 2010, there were 1,213,167 common stock warrants outstanding with an aggregate intrinsic Value of $2,235,000. Of these warrants outstanding, 1,200,000 have an exercise price of $0.05 and 13,167 have an exercise price of $.75. The 1,200,000 warrants expire in March 2015 and the 13,167 warrants expire in August of 2010.

Holders

As of May 31, 2010, there were approximately 570 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

Results of Operations

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the financial statements included herewith for the two most recent fiscal years ended May 31, 2010 and 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Years Ended May 31,
	2010		2009
	Amount	Percentage	Amount	Percentage

Total Revenues	$305,505	100%	$437,968	100%
Total Expenses	2,570,726	841%	5,468,784	1,249%
Total Other Income (Expenses)	(1,102,935)	-361%	(140,166)	-32%
Income before income taxes	$(3,368,156)	-1,102%	$(5,170,982)	-1,181%
Net loss	$(3,368,156)	-1,102%	$(5,170,982)	-1,181%

Year Ended May 31, 2010 and 2009

Oil and Gas Revenues

Revenues for the year ended May 31, 2010 and 2009 were $305,505 and $437,968, respectively. The decrease is due to reduced production due to reduced oil and gas commodity pricing. We expect our oil and gas revenues to increase in the following year as our oil and natural gas properties are brought to greater levels of production.

Lease Operating Expenses

Lease operating expenses for the year ended May 31, 2010 and 2009 were $152,339 and $298,508, respectively. The decrease in expenses was due to a tighter overseeing of operations, reducing excessive spending and work and decreased production.  We expect our operating expenses will grow  in the future as we acquire more wells and improve the wells we have purchased.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2010 and 2009 were $2,187,635 and $1,425,722, respectively. The increase is principally due to non-cash expenses as they relate to stock issued for services and warrant options in the amount of $622,983 in 2009 compared to $918,372 for 2010. Our legal and accounting fees totaled $358,683 for the year ended May 31, 2010 compared to $241,782 in 2009. We also incurred $947,432 in public company consulting fees in 2010 compared to $25,547 in 2009. We expect our general and administrative expenses to decline in the current year as the majority of non-cash consulting expenses are non-recurring.

Interest Expense

Interest expense for the year ended May 31, 2010 and 2009 were $171,518 and $140,166, respectively. The increase is due to the increase in outstanding debt during 2010.

Net Loss

Our net loss for the year ended May 31, 2010 and 2009 was $3,368,156 and $5,170,982, respectively. The decrease is primarily attributable to a decrease of oil and gas property impairment of $3,375,251.

Liquidity and Capital Resources

As of May 31, 2010, we had cash of $5,341 and negative working capital of $3,257,100. This compares to $7,505 and negative working capital of $2,051,932 for the year ending May 31, 2009.

Receivables outstanding at May 31, 2010 are as follows:

(1) Note receivable from Wilkerson	$335,000
(2) Note receivable from Marlowe	15,000
$350,000

(1) In October 2009, we loaned Wilkerson, an individual, $335,000 in connection with an agreement with Wilkerson that our company and Wilkerson will be equal partners in the ownership and operations of all ranches, developments and oil fields owned by Wilkerson and Wilkerson’s affiliates to the agreement.   If our management decided to proceed with the joint venture, the loan would be applied against the total purchase price.  Our management subsequently decided not to go forward with the joint venture.  As a result, the note became due 90  days after execution of the agreement.  As of May 31, 2010 no payments on the principal have been received.  The note is collaterized by land valued at $4.5 million.  The note bears a 10% annual interest rate.  As of May 31, 2010, interest income of $22,300 has been recorded of which $4,800 has not been paid and therefore recorded as interest receivable.

(2) In October 2009, we loaned Marlowe, an individual, $15,000 bearing interest at 10 percent. This loan is collateralized by 8,000 shares of Exterra Energy, Inc., Common restricted Stock. One payment of $16,500 is due September 2010 with $15,000 being principal and $1,500 being interest.  As of May 31, 2010, interest income of $1,000 has been recorded with a corresponding $1,000 amount in interest receivable.

Debt outstanding at May 31, 2010 are as follows:

(1) Note payable to purchase oil and gas properties	$200,000

(2) Convertible loans	367,500

(3) Note payable to Coventry Capital	462,125

(4) Note payable to RoyalCo Financial	20,000

(5) Line of credit with Happy State Bank	1,324,750

$2,374,375

 (1)       Principal and interest (10% per annum) on the note are payable on the tenth 10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos
County leases and 6,000 shares of our restricted common stock. The Company has accrued $60,000 and $80,000 in interest on the note payable as of May 31, 2009 and 2010. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2)      During the year ended May 31, 2007, we received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans are due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 of our common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years . The Convertible Loans are convertible into our common shares at $45 per share for a total of 8,167 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period, beginning May 31, 2008. Our management is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company has accrued interest at May 31, 2009 and 2010 of $48,645 and $63,145.

Through May 31, 2010 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

We may force conversion of the Convertible Loans into common shares. This will only occur if our common shares trade at a set price per share for more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $90 per share or higher.

(3)      Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $103,183 and $176,245 in interest as of May 31, 2009 and 2010. In September 2009, we negotiated a preliminary settlement agreement for this note that would result in the issuance of 5,000,000 shares of common stock for full settlement of the amounts owed.

(4)      Principal and interest (10% per annum) is un-secured and due April 15, 2010. The Company has accrued $500 and $2,750 in interest as of May 31, 2009 and 2010.

(5)      In September 2009, we entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra’s interests in various oil and gas leases originally acquired in October of 2007. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The line of credit’s balance is $1,324,750 as of May 31, 2010.

During the fiscal year ended May 31, 2010, we consummated the following transactions:

06/22/2009                            Issued 15,000 common shares at $2.25 per share for attorney services.

09/14/2009                            Issued 612,053 common shares for settlement of debt (See Note 11 to the Consolidated Financial Statements)

12/21/2009                            Issued 29,867 common shares at $2.25 per share for a legal settlement (see Note 11 to the Consolidated Financial Statements)

03/24/2010                            Issued 300,000 common shares at $1.05 per share for investor relations services

05/10/2010                            Issued 50,000 common shares at $1 per share to an employee for cash

During the fiscal year ended May 31, 2010, we issued 315,000 shares for legal and investor relations consulting services. In relation to these services, an expense of $348,750 was recorded for the fiscal year ended May 31, 2010.

In March 2010, we granted 1,200,000 warrants for investor relations consulting. As of the fiscal year ended May 31, 2010, $569,622 has been recorded as consulting expense in relation to these warrants.

We have not yet established an ongoing source of revenues sufficient to cover its operating costs and has defaulted on certain outstanding notes payable, which raises substantial doubt about its ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to settle or restructure its outstanding past due notes payable. If our company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plans to obtain such resources for our company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) securing a debt facility adequate to satisfy our funding deficit. However, management cannot provide any assurances that our company will be successful in accomplishing any of its plans.

The ability of our company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Cash flow from operating activities

For the year ended May 31, 2010, net cash used by operating activities was $979,301 compared to net cash used by operating activities of $ 182,076 for the year ended May 31, 2009. The $797,225 increase in net cash used by operating activities is primarily due to our increase of paying for expenses with cash from our line of credit as opposed to issuing stock for expenses.

Cash flow from investing activities

For the year ended May 31, 2010, net cash used in investing activities was $387,613 compared to $0 for the year ended May 31, 2009. The $387,613 increase is primarily attributed to our increase in note receivables of $350,000 for 2010.

Our investing activities in fiscal 2010 were funded from the use of proceeds from our bank line of credit.

Cash flow from financing activities

For the year ended May 31, 2010, net cash flows from financing activities was $1,364,750 compared to $180,391 for the year ended May 31, 2009. The $1,184,359 increase is primarily attributable to our advances from our bank line of credit opened during the current year.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXTERRA ENERGY, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Exterra Energy, Inc.
Amarillo, Texas

We have audited the accompanying balance sheets of Exterra Energy, Inc. (“the Company”) as of May 31, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exterra Energy, Inc. as of May 31, 2010 and 2009 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey LLP
www.malone-bailey.com
Houston, Texas
September 15, 2010

EXTERRA ENERGY, INC.
BALANCE SHEETS

	May 31, 2010	May 31, 2009

CURRENT ASSETS:
Cash and equivalents	$5,341	$7,505
Oil and gas receivable, net of allowance of
$0 and $31,000 as of May 31, 2010 and 2009	59,262	42,326
Prepaid expenses	245	611
Interest receivable	5,833	--
Notes receivable	350,000	--

TOTAL CURRENT ASSETS	420,681	50,442

OIL AND GAS PROPERTIES, net - successful efforts method	2,180,727	2,379,194
VEHICLES, FURNITURE AND EQUIPMENT, net	19,956	25,075
OTHER ASSETS	--	9,913

TOTAL ASSETS	$2,621,364	$2,464,624

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,303,406	$1,042,749
Oil and gas properties purchase note payable	200,000	200,000
Convertible notes payable	367,500	367,500
Related party note payable	20,000	30,000
Bank line of credit	1,324,750	--
Other current notes	462,125	462,125

TOTAL CURRENT LIABILITIES	3,677,781	2,102,374

NON-CURRENT LIABILITIES:
Asset retirement obligation	116,107	120,271

TOTAL LIABILITIES	3,793,888	2,222,645

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value
75,000,000 shares authorized: 8,043,199
and 7,036,279 shares issued and outstanding, respectively	8,044	7,036
Additional paid-in capital	22,403,143	20,450,498
Accumulated deficit	(23,583,711)	(20,215,555)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,172,524)	241,979

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,621,364	$2,464,624

The accompanying notes are an integral part of these financial statements

EXTERRA ENERGY, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	May 31, 2010	May 31, 2009

REVENUE:
Oil and gas sales	$305,505	$437,968

OPERATING EXPENSES:

Lease operating expenses	152,339	298,508
Depreciation, depletion and accretion	85,380	223,931
Impairment	145,372	3,520,623
General and administrative	2,187,635	1,425,722

Total Expenses	2,570,726	5,468,784

LOSS FROM OPERATIONS	(2,265,221)	(5,030,816)

OTHER EXPENSES:

Interest income	23,333	--
Interest expense	(171,518)	(140,166)
Debt settlement expense	(954,750)	--

Total Other Income (Expenses)	(1,102,935)	(140,166)

NET LOSS	$(3,368,156)	$(5,170,982)

LOSS PER SHARE - BASIC AND DILUTED	$(0.45)	$(5.80)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	7,556,684	897,973

The accompanying notes are an integral part of these financial statements

EXTERRA ENERGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Paid-In	Accmulated
	Shares	Amount	Capital	Deficit	Total

Balances at May 31, 2008	462,763	463	18,620,053	(15,044,573)	3,575,943

Issuance of common stock for:
Cash	13,168	13	157,987		158,000
Services	138,708	139	622,844		622,983
Services – prior year accrual	14,000	14	199,986		200,000
Oil & gas property – saltwater
disposal well	739,059	739	2,659,873		2,660,612
Oil & gas property – proved
undeveloped leases	5,603,577	5,603	20,167,274		20,172,877
Deemed distribution to directors	--	--	(21,977,454)		(21,977,454)
Cashless warrant exercise	8,304	8	(8)		--
Stock dividend distribution	56,700	57	(57)		--

Net loss				(5,170,982)	(5,170,982)

Balances at May 31, 2009	7,036,279	7,036	20,450,498	(20,215,555)	241,979

Issuance of common stock for:
Cash	50,000	50	49,950		50,000
Debt settlement	612,053	612	917,468		918,080
Services	315,000	316	348,434		348,750
Services – prior year accrual	29,867	30	67,171		67,201

Warrant expense	--	--	569,622		569,622

Net loss				(3,368,156)	(3,368,156)

Balances at May 31, 2010	8,043,199	$8,044	$22,403,143	$(23,583,711)	$(1,172,524)

The accompanying notes are an integral part of these financial statements

EXTERRA ENERGY, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended For the Year Ended
	May 31, 2010	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,368,156)	(5,170,982)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and accretion	85,380	223,931
Impairment	145,372	3,520,623
Stock issued services	348,750	622,983
Stock issued for debt settlement	918,080	--
Warrant expense	569,622	--
Write off of security deposit	9,913	--
Changes in operating assets and liabilities
Oil and gas receivables	(16,936)	105,788
Interest receivable	(5,833)	--
Prepaid expenses and other current assets	366	10,716
Accounts payable and accrued expenses	328,308	504,865

Net Cash Used in Operating Activities	(985,134)	(182,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas property	(29,117)	--
Purchase of fixed assets	(2,663)	--
Notes receivable	(350,000)	--

Net Cash Used in Investing Activities	(381,780)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	50,000	158,000
Borrowings on debt	1,324,750	--
Borrowings on related party debt	30,000	30,000
Payments on debt	(40,000)	(7,609)

Net Cash Provided by Financing Activities	1,364,750	180,391

NET DECREASE IN CASH	(2,164)	(1,685)

CASH AT BEGINNING OF PERIOD	7,505	9,190

CASH AT END OF PERIOD	$5,341	$7,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$71,130	$--
Income taxes	--	--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for oil and gas properties	$--	$22,833,490
Deemed distribution to directors	--	(21,977,454)
Stock issued for accounts payable and accrued expenses	67,201	200,000
Change in estimate on asset retirement obligations	16,730	39,713

The accompanying notes are an integral part of these financial statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash. The Company had no cash in excess of federally insured limits for the periods ending May 31, 2010 and 2009, respectively. The Company maintains cash accounts only at large high quality financial institutions and Exterra believes the credit risk associated with cash is remote.

The Company's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoice amount and do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of May 31, 2010 and 2009, $0 and $31,000 allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

During the years ended May 31, 2010 and 2009, one purchaser accounted for approximately 70% and 90% of our oil and gas sales revenue.

Although the Company is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at May 31, 2010 and 2009.

Fair Value of Financial Instruments

As at May 31, 2010 and 2009, the fair value of cash, accounts receivable, notes payable and accounts payable, approximate carrying values because of the short-term maturity of these instruments.

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

Capitalized proved property acquisition costs are amortized by lease using the unit-of-production method based on total proved reserves. Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion based on their proved developed reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives. As of May 31, 2010 and 2009, respectively. Depletion, depreciation and accretion expense for the years ended May 31, 2010 and 2009 was $85,830 and $223,931 respectively.

Pursuant to FASB ASC 360-10, "Impairment or Disposal of Long-Lived Assets", the Company reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are performed at least annually and more frequently if events and circumstances, (such as downward revision of the reserve estimates or commodity prices) indicate a decline in the recoverability of the carrying value of such properties. The Company estimates the undiscounted future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. See Note 9 for details on impairment recorded during the years ended May 31, 2010 and 2009.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance. As of May 31, 2010 and 2009, the Company did not own any unproved oil and gas properties.

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

Asset Retirement Obligations

The Company follows the provisions of Financial Accounting Standards Board ASC 410-20, "Accounting for Asset Retirement Obligations". The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

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

Revenue and Cost Recognition

The Company recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. The Company had no significant imbalances as of May 31, 2010 and 2009.

Stock-based compensation

The Company follows FASB ASC 718 "Share Based Payment" to account for any options or common stock granted to employees. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of ASC 505,"Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the equity instruments issued and charged to expense for the nature of the service for which the stock compensation is paid.

Basic and Diluted Income per Share of Common Stock

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Board ASC 260  and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents such as stock options and warrants, are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. At May 31, 2010 and May 31, 2009, the potential dilutive effect of converting notes payable and related interest to shares was determined to be anti-dilutive, and therefore their effect is excluded from the calculation of diluted weighted average shares.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In February 2010, Exterra acquired additional interest in the University Lands property and the Lady Luck 1H well.  An addition of $22,127 was added to oil and gas properties for the University Lands acquisition and $6,541 was added for the Lady Luck 1H well.

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

On March 13, 2009, Exterra issued 739,059 shares of common stock valued at $2,660,612 for a 25% profit interest in a saltwater disposal well and lease in the Newark East Field of North Texas. The profit interest was acquired from ROYALCO Oil & Gas Corporation, a privately held company controlled by Robert Royal, CEO, and Director of Exterra and Todd R. Royal, President, Secretary and Director of the Company. Because the transaction occurred between two entities under common control, the profit interest was transferred to Exterra at
ROYALCO's basis of $191,445. The difference between the fair value of the common stock issued and ROYALCO's basis in the profit interest is recorded as a deemed distribution in the statement of changes in stockholders' equity. In addition,

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

In accordance with FASB ASC 410-20, "Accounting for Asset Retirement Obligations" the Company records the fair value of a liability for asset retirement obligations ("ARO") in the period in which it is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. The Company accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value isdetermined by using the expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. No market risk premium has been included in Exterra's calculation of the ARO balance. The Company recorded $116,107 and $120,271 of asset retirement obligations for the years ending May 31, 2010 and 2009, respectively.

The following is a description of the changes to the Company's asset retirement obligations for the years ended May 31,

	2010	2009

Asset retirement obligations at beginning of year	$120,271	$62,872
Additions for exploratory and development drilling	--	--
Additions (subtractions) due to changes in estimates	(16,191)	39,713
Accretion expense	12,027	17,686

Asset retirement obligations at end of year	$116,107	$120,271

NOTE 6 – NOTES RECEIVABLE

Receivables outstanding at May 31,2010 and 2009 are as follows:

	2010	2009

(1) Note receivable from Wilkerson	$335,000	$--
(2) Note receivable from Marlowe	15,000	--

	$350,000	$--

(1) In October 2009, Exterra loaned Wilkerson, an individual, $335,000 in connection with an agreement with Wilkerson that Exterra and Wilkerson will be equal partners in the ownership and operations of all ranches, developments and oil fields owned by Wilkerson and Wilkerson’s affiliates to the agreement.  If Exterra decided to proceed with the joint venture, the loan would be applied against the total purchase price.  Exterra later decided not to go forward with the joint venture.  As a result, the note became due 90 days after execution of the agreement.  As of May 31, 2010 no payments on the principal have been received.  The note is collaterized by land valued at approximately $4.5 million.  The note bears a 10% annual interest rate.   As of May 31, 2010, interest income of $22,300 has been recorded of which $4,800 has not been paid and therefore recorded as interest receivable.

(2) In October 2009, Exterra loaned Marlowe, an individual, $15,000 bearing interest at 10 percent. This loan is collateralized by 8,000 shares of Exterra Energy, Inc., Common restricted Stock. One payment of $16,500 is due September 2010 with $15,000 being principal and $1,500 being interest.  As of May 31, 2010, interest income of $1,000 has been recorded with a corresponding $1,000 amount in interest receivable.

NOTE 7 - NOTES PAYABLE

Debts outstanding at May 31, 2010 and 2009 are as follows:

	2010	2009

(1) Note payable to purchase oil and gas properties	$200,000	$200,000
(2) Convertible loans	367,500	367,500
(3) Note payable to Coventry Capital	462,125	462,125
(4) Note payable to RoyalCo Finance	20,000	30,000
(5) Line of credit with Happy State Bank	1,324,750	--

	$2,374,375	$1,059,625

(1)      Principal and interest (10% per annum) on the note are payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos
County leases and 6,000 shares of the Company's restricted common stock. The Company has accrued $60,000 and $80,000 in interest on the note payable as of May 31, 2009 and 2010. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2)      During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans are due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years . The Convertible Loans are convertible into common shares of the Company at $45 per share for a total of 8,167 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company has accrued interest at May 31, 2009 and 2010 of $48,645 and $85,395.

Through May 31, 2010 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

The Company may force conversion of the Convertible Loans into common shares. This will only occur if the Company's common shares trade at $120 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $90 per share or higher. As of the date of this filing, neither of these triggers have occurred.

(3)      Principal and interest (18% per annum) due monthly in blended payments of $20,000 commenced December 7, 2007. The loan is secured by certain oil and gas properties and was due May 7, 2008. The Company has accrued $103,183 and $176,245 in interest as of May 31, 2009 and 2010. In September 2009, the Company negotiated a preliminary settlement agreement for this note that would result in the issuance of 5,000,000 shares of common stock for full settlement of the amounts owed.  As described in Note 11, this agreement resulted in the recognition of an approximately $918,000 debt settlement charge and did not extinguish the note payable.

(4)      Principal and interest (10% per annum) is un-secured and due April 15, 2010. The Company has accrued $500 and $2,750 in interest as of May 31, 2009 and 2010.

(5)      In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra’s interests in various oil and gas leases originally acquired in October of 2007. The borrowing base limitation is equal to the value that the bank assigns to the collateral pledged by Exterra and is redetermined semi-annually.  The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The line of credit’s balance is $1,324,750 as of May 31, 2010.

NOTE 8 - COMMON STOCK

Common Stock

During fiscal year May 31, 2010, the Company consummated the following transactions:

06/22/2009                            Issued 15,000 common shares at $2.25 per share for attorney services

09/14/2009                            Issued 612,053 common shares for settlement of debt (See Note 11)

12/21/2009                            Issued 29,867 common shares at $2.25 per share for a legal settlement (see Note 11)

03/24/2010                            Issued 300,000 common shares at $1.05 per share for investor relations services

05/10/2010                            Issued 50,000 common shares at $1 per share to an employee for cash

As of May 31, 2010, 7,500 shares of common stock were held by an attorney in escrow for possible future payment of fees.  The shares used as payment of fees if Exterra fails to pay in cash.  If Exterra pays all fees in cash, the shares will be returned.  Also, 6,000 shares of common stock were in escrow in conjunction with the oil and gas purchase note payable described in Note 7.  None of these shares held in escrow were included as outstanding as of May 31, 2010.

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

05/26/2009     Issued 12,000 shares valued at $4.00 per share for to a former officer of the company valued for services rendered during the period

As of May 31, 2009, 6,000 shares of common stock were in escrow in conjunction with the oil and gas purchase note payable described in Note 7.  None of these shares held in escrow were included as outstanding as of May 31, 2009.

NOTE 9 - WARRANTS OUTSTANDING AND EXERCISED

A total of 32,242 common stock warrants were outstanding as of May 31, 2008 with an aggregate intrinsic value of $459,000 and a weighted average remaining life of 1.54 years.

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

In March 2010, Exterra granted 1,200,000 common stock warrants exercisable for five years at $0.05 per share for consulting services related to investor relations. The warrants vest after one year and an expense of $569,622 has been recorded for the fiscal year ended May 31, 2010 in relation to these warrants. As of May 31, 2010, unrecognized consulting expense related to these warrants is approximately $1,708,865. The formal measurement date for these instruments has not yet occurred as the services to be provided are not complete and there is no performance commitment.  As such, for purposes of recognition of costs during those periods the warrants will be measured at their then fair value at each of the interim financial reporting dates. None of these warrants were exercised as of May 31, 2010.  In June 2010, this agreement was amended to increase the total warrants granted 1,500,000.  Subsequent to May 31, 2010, 625,000 shares of common stock were issued upon exercise of these warrants, however the shares issued are subject to the same vesting conditions as the original warrants and therefore cannot be sold until the March 2011.  Exterra used the Black-Scholes option pricing model to value these warrants.  Assumptions used at the reporting date to value these warrants included (1) 2.28% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 250%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of warrants as set forth in the agreement.

As of May 31, 2010, there were 1,213,167 common stock warrants outstanding with an aggregate intrinsic Value of $2,235,000. Of these warrants outstanding, 1,200,000 have an exercise price of $0.05 and 13,167 have an exercise price of $.75. The 1,200,000 warrants expire in March 2015 and the 13,167 warrants expire in August of 2010.

NOTE 10 - IMPAIRMENT OF OIL AND GAS PROPERTIES

Due to the fall in oil and natural gas prices, Exterra evaluated its oil and gas properties under ASC 360-10 as of November 30, 2008 to determine if they were impaired. Based on the analysis, Exterra recognized an impairment loss of $1,207,558 as of November 30, 2008.

As of May 31, 2009, Exterra again analyzed its oil and gas properties for impairment under ASC 360-10 and determined an additional impairment loss of $2,313,065 should be recognized for the year ended May 31, 2009.

As of May 31, 2010, Exterra again analyzed its oil and gas properties for Impairment under ASC 360-10 and determined an additional impairment loss of $145,372 should be recognized for the year ended May 31, 2010.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Corporate offices currently occupy approximately 1,598 square feet of office space under a lease service agreement dated March 23, 2009 for a term of 12 years. The office is located at Suite 440, 701 South Taylor, in Amarillo, Texas. For the period from April 1, 2009 through September 30, 2009, the monthly rental amount is $0. From October 1, 2009 to March 31, 2013 the monthly rental amount is $1,731. From April 1, 2013 to March 31, 2017, the monthly rental amount is $1,798. From April 1, 2017 to March 31, 2021, the monthly rental amount is $1,864. For the fiscal year ending May 31, 2010, the Company incurred $20,400 for this office rental.

In March 2010, the Company entered into a verbal rent agreement with ROYALCO Oil and Gas, a related party.  The payment is $4,300 per month as long as the offices are being used.  For the fiscal year ending May 31, 2010, the Company incurred $34,000 related to this office rental.

Litigation

The Company is aware of the following pending litigation that could result in a material loss:

At May 31, 2010, the following litigation is pending:

1.           Warrior Energy Services Corporation d/b/a Bobcat Pressure Control v.
Exterra Energy, Inc.; United States District Court, Northern District of
Texas, Fort Worth Division (May 2009).
a. Plaintiff is suing the Company for $287,850.86 plus attorneys’ fees and interest relating to services performed.  The Company did not contract with the Plaintiff and did not operate the wells of which the services were performed.
b. An answer has been filed on behalf of the Company.
c. Management's intends to attempt to resolve this matter.

As of May 31, 2010, Exterra has made no accrual related to this case because management has determined an unfavorable outcome is not probable.

In addition to the above litigation, Exterra has been named in several cases against Star of Texas Energy Services, Inc. The lienholders for various wells and leases owned by Star of Texas have filed several cases against Star of Texas for payment of the outstanding liens. Exterra has been named in several of these cases, however it is management's opinion that the likelihood of a loss outcome to Exterra is any of these cases is remote because Exterra never took ownership of the wells and leases in question.

Management efforts to resolve all these matters will include litigation and settlement negotiation.

In November 2009, a debt settlement between Exterra and a former officer was made for prior year compensation.  This settlement resulted in Exterra paying $30,000 cash and issuing 29,867 shares of restricted stock to Boatright.  The $30,000 paid to Boatright was recorded as debt settlement expense in the fiscal year ended May 31, 2010. The services related to the issuance of the stock were accrued in a prior year.

In August 2010, a debt settlement between Exterra and a former officer was made for prior year compensation. 75,000 restricted shares of Exterra stock was issued as settlement with the underlying guarantee that the former employee will receive a total of $154,500 either by stock sales or cash from Todd and Robert Royal personally.  As of May 31, 2010, an accrual of $154,500 has been made in relation to this settlement.

A settlement between Exterra and a third party vendor was made during the fiscal year ended May 31, 2010. This settlement resulted in a $20,000 accrual of debt settlement expense.

In September of 2009, Exterra issued 5,000,000 free trading shares of common stock to various third parties in an attempt to settle outstanding amounts owed on the Coventry Capital note payable described in Note 7.  Shortly after the initial issuance, Exterra attempted to unwind the transaction with the third parties.  700,000 of the 5,000,000 shares of common stock were returned within a month of the initial issuance.  Exterra later became aware that the parties did not intend to return the remainder of the shares and has filed fraudulent inducement claims against the third parties and received a temporary injunction against sale of the outstanding shares.  As of the date of this filing, Exterra believes it is probable that 3,687,947 of the remaining shares subject to the temporary injunction will be returned.  Exterra is also seeking monetary damages for shares already sold, however the likelihood of the award and ultimate collection is uncertain.  Due to the uncertainty of the return or monetary awards for shares already sold, Exterra has recorded the remaining shares (612,053) as issued as of May 31, 2010 and recognized a charge for debt settlement expense in the amount of $918,080 for the estimated fair value of the shares sold.

NOTE 12 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	May 31, 2010	May 31, 2009

Computed at U.S. and State statutory rates (34%)	$(1,145,000)	$(1,759,000)
Permanent differences	90,000	1,409,000
Changes in valuation allowance	1,055,000	350,000

Total	$--	$--

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	May 31, 2010	May 31, 2009

Deferred tax assets:
Net operating loss carryforwards	$2,304,000	$1,249,000
Less valuation allowance	(2,304,000)	(1,249,000)

Total	$--	$--

At May 31, 2010, Exterra Energy, Inc. had a net operating loss carryforwards for federal and state income tax purposes of approximately $6,776,000 which will begin to expire, if unused, beginning in 2027. As a result of the change in control that occurred during 2009, the tax benefit of unused net operating losses prior to March 2009 may be limited by section 382 of the Internal Revenue Code.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 13 - RELATED PARTY TRANSACTIONS

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

In addition, during the year ended May 31, 2009, ROYALCO Oil and Gas loaned $30,000 to Exterra. See Note 6 for details.

During the fiscal year ended May 31, 2010, ROYALCO Oil and Gas loaned $30,000 to Exterra. Exterra paid ROYALCO Oil and Gas back $40,000 during the fiscal year 2010 which left the balance as $20,000 owed to ROYALCO Oil and Gas at year ended May 31, 2010.

During the fiscal year ended May 31, 2010, the Company paid ROYALCO Oil and Gas a total of $34,000 in rent expense.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to May 31, 2010, Exterra issued 185,000 shares of common stock for services to third parties.

In July 2010, Exterra issued 625,000 shares of common stock for exercise of a warrant at $0.05 per share.

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%.  No principal or interest payments are due until January 1, 2011.  At that date, an interest only payment of $62,000 will be due.  Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option.

In August 2010, Exterra issued 59,945 shares of common stock for conversion of $50,000 of note payable to Coventry Capital described in Note 7.

As disclosed in note 9, Exterra amended an agreement with a third party investor relations firms to increase the total number of warrants granted to purchase Exterra common stock from 1,200,000 to 1,500,000.  In addition, 625,000 of these common stock warrants were exercised in August of 2010.

In August 2010, Exterra acquired 100% ownership of Cleveland Oil & Gas for 600,000 shares of Exterra common stock with an estimated value of $2.00 per share.  Upon Exterra receiving an engineering report with a minimum of $2 million value of proven developed producing reserves, Exterra agreed to repurchase 125,000 shares of the 600,000 at $2.00 share or the former owner of Cleveland Oil & Gas can choose to retain all 600,000 shares.  The prior owner of Cleveland Oil & Gas will become an employee of Exterra and will receive compensation in the amount of $10,000 monthly provided all the wells produce a daily average of 32 barrels of oil.  The monthly compensation will be adjusted downward for production below this threshold.  If production is above this threshold, the employee will receive annual stock option awards of an amount to be determined in the future.

In August 2010, a debt settlement between Exterra and a former officer was made for prior year compensation. 75,000 restricted shares of Exterra stock were issued as settlement with the underlying guarantee that the former employee will receive a total of $154,500 either by stock sales or cash from Todd and Robert Royal personally.  As of May 31, 2010, an accrual of $154,500 has been made in relation to this settlement.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(UNAUDITED)

The following supplemental unaudited information regarding The Company's oil and gas activities is presented pursuant to the disclosure requirements of FASB ASC 932-235. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent to reflect the estimated timing of the future cash flows.

(1)  Capitalized Costs Relating to Oil and Gas Producing Activities:

	At	At
	May 31, 2010	May 31, 2009
Proved oil and gas producing properties and
related lease and well equipment	$10,629,455	$10,600,338

Accumulated depreciation,depletion and impairment	(8,448,728)	(8,221,144)

Net Capitalized Costs	$2,180,727	$2,379,194

(2)  Costs Incurred in Oil and Gas Property Acquisition, Exploration, and  Development Activities:

	For the Year Ended	For the Year Ended
	May 31, 2010	May 31, 2009
Acquisition of Properties
Proved	$29,243	$856,035
Unproved	--	--
Exploration Costs	--	--
Development Costs	--	--

Total	$29,243	$856,035

All operations of The Company are located in the United States.

(3)  Results of Operations for Producing Activities:
	For the Year	For the Year
	Ended	Ended
	May 31, 2010	May 31, 2009

Sales	$305,505	$437,968
Production costs	(152,339)	(298,507)
Depreciation, depletion and impairment	(218,725)	(3,719,192)

Income tax expense	--	--

Results of operations for producing activities
(excluding corporate overhead and interest costs	$(65,559)	$(3,579,731)

         (4)  Reserve Quantity Information

	Oil	Gas
	(BBL)	(MCF)

May 31, 2009	215,750	6,841,550
Revisions of previous estimates for improved recovery	(3,705)	1,357,915
Purchases of minerals in place	16,610	774,400
Extensions and discoveries	--	--
Production	(205)	(51,415)
Sales of minerals in place	--	--

May 31, 2010*	228,450	8,922,450

* Proved Developed Producing Reserves are 12,040 Barrels of Oil and 0.497 BCF of gas.

During the year ended May 31, 2010, The Company had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

(5)       Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	May 31, 2010	May 31, 2009

Future cash inflows	$58,257,870	$37,794,640
Future production	(13,956,890)	(9,278,880)
Future development costs	(13,934,640)	(13,430,060)
Future income tax expense	(7,278,373)	(3,067,699)

Future net cash flows	23,087,967	12,018,001
Discounted for estimated timing of
cash flows	(14,554,624)	(7,219,833)
Standardized measure of discounted
future net cash flows	$8,533,343	$4,798,168

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:
	Years ended May 31,

	2010	2009

Standardized measure, beginning of year	$4,798,168	$7,588,547
Extensions, discoveries and improved recovery	--	--
Revisions of previous estimates	728,146	(1,234,061)
Purchases of minerals in place	1,456,930	5,260,836
Sales of minerals in place	--	--
Net change in prices and production costs	2,519,653	(3,108,416)
Accretion of discount	602,296	--
Oil and gas sales, net of production costs	(153,166)	(139,461)
Changes in estimated future development costs	46,635	(682,272)
Previously estimated development cost incurred	--	--
Net change in income taxes	(1,465,318)	(2,887,005)
Change in timing of estimated future production	--	--

Standardized measure, end of year	$8,533,343	$4,798,168

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

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria as required by Section 404 of the Sarbanes-Oxley Act, management, including testing using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of May 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended May 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of May 31, 2009.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVES OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and offices held by our directors and executive officers as of the end of our fiscal year:

Name	Position	Director Since	Age

Robert Royal	Chairman of the Board,	February 25, 2009	74
	Secretary and Director

Todd R. Royal	Chief Executive Officer, President,	February 25, 2009	39
	and Director

Frank Simmen	Director	October 24, 2007	53

Mark McBryde	Consultant Engineer	N/A

Nick Steinsberger	Consultant as Company Engineer	N/A

Ray Ledesma**, ***	Former Chief Operating Officer,	December 5, 2006	57
	President and Director

John Punzo**, ***	Former Chief Executive Officer,	July 1, 2008	54
	Chairman of the Board, and Director

Randall K. Boatright***	Former Chief Financial Officer,	December 1, 2007	61
	Executive Vice President and Director

James D. Romano***	Former Secretary, Treasurer and	November 14, 2006	53
	Director

Gordon C. McDougall***	Former Director	December 22, 2006	55

Robert Royal, age 74, is and has been since its founding in 1995 the CEO and Chairman of Royalco Oil and Gas Corporation ("Royalco"), a private oil and gas company headquartered in Weatherford, Texas. Mr. Royal has over 30 years experience in the oil & gas industry, real estate and the financial markets. Mr. Royal was the CEO and President of IGE, an oil and gas company which did a reverse merger into Life Partners Holdings (LPHI), a publically reporting company. Mr. Royal is not currently serving on the board of directors of any publicly traded companies. Mr. Royal is Todd Royal's father.

Todd R. Royal, age 39, is and has been since its founding in 1995 the President and Director of Royalco. Mr. Royal is a Texas Tech University graduate with significant experience in marketing and public relations. Mr. Royal is not currently serving on the board of directors of any publicly traded companies,
Mr. Royal is Robert Royal's son.

Mark McBryde earned a BS in Petroleum Engineering from Texas Tech University graduating Magna Cum Laude in 1996. Prior to consulting with Exterra, Mr. McBryde served as President of SkyBridge Energy LLC, operating in north-central Texas since 2007. He has over 20 years experience in field operations and petroleum engineering having spent time in the field prior to advancing his education. Prior to SkyBridge Energy he worked for Anadarko Petroleum and Southwestern Energy. He has domestic and overseas engineering experience having worked many different onshore assets as well as, the world class fields of Algeria. He last held the position of Texas Gulf Coast Production Engineering Manager responsible for oversight of Anadarko's Austin chalk and gulf coast properties.

Nick Steinsberger ranks as one of the most knowledgeable Professionals in the Barnett Shale Play. Nick helped Pioneer the Barnett Shale and developed the slick water frac that is used today. Also, while with Mitchell Energy/Devon, Nick developed and drilled the first horizontal wells in the Newark East field. Nick oversees all field operations and well completion from start to finish.

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

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

As of May 31, 2010, the Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A form of the code of conduct and ethics was filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

We compensate our executive officers through a combination of base salary and equity based awards. The compensation is designed to be competitive and to alignthe interests of our executive officers with the interests of our stockholders.

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

The base salaries paid to our named Executive Officers in Fiscal 2010 are set forth below in the Summary Compensation Table. For Fiscal 2009, base salaries, paid as cash compensation, were $382,200. We believe that the base salaries paid achieved our objectives.

The Board approved the following base salaries for Fiscal 2010 as detailed in the table below:

		Base	Bonus Award Achieved	Maximum Award (Percentage	Annual Bonus
Name		Salary (1)	(Percentage of Salary)	of Salary)	Awarded

Robert Royal		$300,000	N/A	N/A	$Nil
Todd Royal		$300,000	N/A	N/A	$Nil
John Punzo (3)	$	Nil	N/A	N/A	$Nil
Ray Ledesma (4)	$	Nil	N/A	N/A	$Nil
Randall K. Boatright (5)	$	Nil	N/A	N/A	$Nil
James D. Romano (6)	$	Nil	N/A	N/A	$Nil
Gordon McDougall (7)	$	Nil	N/A	N/A	$Nil

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

(3) Mr. Punzo joined the Company on July 1, 2008 as Chairman & CEO, therefore no compensation was paid in Fiscal 2008. Per his Management Consulting Agreement, Mr. Punzo was to receive a Base Salary of $150,000.00 per year.  Mr. Punzo resigned February 24, 2009.

(4) Mr. Ledesma became an Executive of the Company on October 17, 2007 as CEO (he then resigned as CEO to accommodate the appointment of Mr. Punzo; he then held the positions of President & COO). Per his Employment Agreement,  Mr. Ledesma was to receive a Base Salary of $150,000.00 per year. Mr. Ledesma had agreed to defer his entire compensation to allow the Company to conserve cash. Mr. Ledesma resigned February 24, 2009.

(5) Mr. Boatright joined the Company on December 1, 2007 as EVP and CFO. Per his Management Consulting Agreement, Mr. Boatright was to receive a Base Salary of $129,600.00 per year. Mr. Boatright resigned February 24, 2009.

(6) Mr. Romano joined the Company on November 14, 2006 as President and CEO (subsequently he has resigned from these positions and then was Corporate Secretary and Treasurer). Per his Management Consulting Agreement, Mr. Romano was to receive a Base Salary of $129,600.00 per year. Mr. Romano resigned February 24, 2009.

(7) Mr. McDougall resigned as an Executive Officer of the Company on April 4, 2008 and as a Director subsequent to the fiscal year-end on June 23, 2008. Mr. McDougall was receiving $129,600.00 per year.

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

Fiscal 2010 Compensation Decisions

Base Salaries. No increases in Base salaries are planned for Fiscal 2010.

Equity Incentives. No further equity incentives are planned for Fiscal 2010.

Impact of Regulatory Requirements

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the information indicated regarding ownership of the Company's common stock, $0.001 par value, the only outstanding voting securities, as of May 31, 2010 with respect to: (i) any person who is known to the Company to be the owner of more than five percent (5%) of the Company's common stock; (ii) the common stock of the Company beneficially owned by each of the directors of the Company and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Security Ownership of Certain Beneficial Owners

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class

Robert Royal	3,171,368(1)	45.07%
4802 Mineral Wells Hwy
Weatherford, Texas 76088

Todd R. Royal	3,171,367(2)	45.07%
7611 Southwood Drive
Amarillo, Texas 79119

Ray Ledesma	168,737(3)	2.39%
1717 St. James Street, Suite 205
Houston, Texas 77056

James D. Romano	20,202(4)	0.28%
1717 St. James Street, Suite 205
Houston, Texas 77056

John Punzo	16,768	0.24%
16149 Morgan Creek Crescent
Surrey, BC, V3S 0J2

Randall K. Boatright	16,767	4%
1717 St. James Street, Suite 205
Houston, Texas 77056

Frank Simmen	5,518	0.07%
1717 St. James Street, Suite 205
Houston, Texas 77056

All Officers and Directors as a Group	6,570,727	38%

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

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended May 31, 2010 and 2009, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending August 31, November 30, and February 28, 2009 and 2010, were:

	2010	2009

MaloneBailey LLP	$44,500	$40,000

Audit Related Fees

For the years ended May 31, 2010 and 2009, there were no fees billed for assurance and related services by our Auditor relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

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

The Board of Directors has considered the nature and amount of fees billed by our Auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining MaloneBailey LLP's independence.

ITEM 15. EXHIBITS

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
10.2      Agreement of Purchase and Sale of Star of Texas Energy Services, Inc.and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on September 20, 2007)
10.3      Amended Agreement of Purchase and Sale of Star of Texas Energy Services, Inc. and Star of Texas Minerals Resources LLC (previously filed with Form 8-K on October 23, 2007)
14.1      Financial Code of Ethics*
23.1      Consent of Harper & Associates, independent petroleum engineers  *
31.1      Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2      Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1      Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2      Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXTERRA ENERGY INC.

By:	/s/ Todd R. Royal
Todd R. Royal
CEO, President and Director

Date: September 15, 2010

By:	/s/ Robert Royal
Robert Royal
CFO, Secretary, and Director

Date: September 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Robert Royal	Chairman, CFO, Secretary and Director	September 15, 2010

/S/ Todd R. Royal	Chief Executive Officer, President and Director	September 15, 2010