Form 10-Q
period 2010-08-31
Exterra Energy Inc.
filed 2010-10-20
CIK 1367387

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010.

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

9,793,144 shares of common stock were issued and outstanding as of September 27, 2010.

INDEX

Part I Financial Information

Part II Other Information

EXTERRA ENERGY INC.
BALANCE SHEETS
(Unaudited)

	August 31, 2010	May 31, 2010

CURRENT ASSETS:
Cash and equivalents	$88,908	$5,341
Oil and gas receivable	37,453	59,262
Prepaid expenses	-	245
Interest receivable	14,583	5,833
Notes receivable	350,000	350,000

TOTAL CURRENT ASSETS	490,944	420,681

OIL AND GAS PROPERTIES, net - successful efforts method	3,433,050	2,180,727
Deposit on property acquisition	1,290,000	-
VEHICLES, FURNITURE AND EQUIPMENT, net	17,910	19,956

TOTAL ASSETS	$5,231,904	$2,621,364

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,574,563	$1,303,406
Current Portion of Oil and gas properties purchase note payable	742,132	200,000
Convertible notes payable, net of unamortized discount of $70,000 and $0	1,014,870	367,500
Related party note payable	16,750	20,000
Bank line of credit	1,424,750	1,324,750
Other current notes	-	462,125
Derivative liability	1,125,173	-

TOTAL CURRENT LIABILITIES	5,898,238	3,677,781

NON-CURRENT LIABILITIES:
Note payable	697,868	-
Asset retirement obligation	142,962	116,107

TOTAL LIABILITIES	6,739,068	3,793,888

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value
75,000,000 shares authorized: 9,488,144
and 8,043,199 shares issued and outstanding	9,488	8,044
Additional paid-in capital	25,579,194	22,403,143
Accumulated deficit	(27,095,846)	(23,583,711)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,507,164)	(1,172,524)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,231,904	$2,621,364

EXTERRA ENERGY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31, 2010	August 31, 2009

REVENUE:
Oil and gas sales	$70,002	$72,392

OPERATING EXPENSES:
Lease operating expenses	26,901	22,754
Depreciation, depletion and accretion	16,577	24,720
General and administrative	2,359,921	248,550

Total Expenses	2,403,399	296,024

LOSS FROM OPERATIONS	(2,333,397)	(223,632)

OTHER INCOME (EXPENSES):
Interest income	8,750	-
Interest expense	(84,371)	(28,100)
Gain (loss) on extinguishment of debt	(1,256,193)	-
Gain (loss) on debt settlement	(50,000)
Gain (loss) on derivative liability	203,076	-

Total Other Income (Expenses)	(1,178,738)	(28,100)

NET LOSS	$(3,512,135)	$(251,732)

LOSS PER SHARE - BASIC AND DILUTED	$(0.41)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	8,482,752	7,037,991

EXTERRA ENERGY INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended August 31, 2010
(Unaudited)

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capial	Deficit	Total

Balances at May 31, 2010	8,043,199	8,044	22,403,143	(23,583,711)	(1,172,524)

Common stock issued for:

Exercised options	625,000	625	30,625		31,250
Debt conversion	59,945	59	49,941		50,000
Debt settlement	45,000	45	87,305		87,350
Services	40,000	40	88,460		88,500
Prior year compensation	75,000	75	134,925		135,000
Deposit on property acquisition	600,000	600	1,289,400		1,290,000

Warrant expense	-	-	1,497,451		1,497,451
Reclass of derivative liability from paid-in capital			(2,056)		(2,056)

Net loss				(3,512,135)	(3,512,135)

Balances at August 31, 2010	9,488,144	$9,488	$25,579,194	(27,095,846)	$(1,507,164)

EXTERRA ENERGY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	August 31, 2010	August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,512,135)	$(251,732)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and accretion	16,577	24,720
Gain/Loss on derivative liability	(203,076)	-
Loss on extinguishment of debt	1,256,193
Debt settlement expense	50,000
Warrant expense	1,497,451	-
Stock issued for services	88,500	45,000
Changes in operating assets and liabilities
Oil and gas receivables	21,809	(8,099)
Interest receivable	(8,750)	-
Prepaid expenses and other current assets	245	611
Accounts payable and accrued expenses	619,753	164,093

Net Cash Used in Operating Activities	(173,433)	(25,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised	31,250	-
Borrowing on related party debt	8,000	20,000
Borrowings on convertible debt	145,570	-
Borrowings on line of credit	100,000
Payments on non related debt	(16,570)
Payments on related party debt	(11,250)	-

Net Cash Provided by Financing Activities	257,000	20,000

NET INCREASE (DECREASE) IN CASH	83,567	(5,407)

CASH AT BEGINNING OF PERIOD	5,341	7,505

CASH AT END OF PERIOD	$88,908	$2,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$54,233	$-
Income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt assumed for oil and gas property	$1,240,000	$-
Stock issued for accrued compensation	135,000	-
ARO asset associated with new wells	66,610	-
Note extinguished and replaced with new note	638,370	-
Discount on convertible notes from derivative liabilities	70,000	-
Stock issued for debt settlement	87,350	-
Reclass of derivative liability related to convertible debt	2,056
Stock issued for debt conversion	50,000	-
Stock issued for deposit on property acquisition	1,290,000

EXTERRA ENERGY INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exterra Energy Inc. ("Exterra") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Exterra's annual report on Form 10-K for the year ended May 31, 2010 filed with the SEC on September 16, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2010 annual report on Form 10-K have been omitted.

Embedded conversion features

Exterra evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

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

Note 4 – DEPOSIT ON PROPERTY ACQUISITION

In August 2010, Exterra entered into an agreement to acquire 100% ownership of Cleveland Oil & Gas for 600,000 shares of Exterra common stock with an estimated value of $2.15 per share. The agreement closed subsequent to August 31, 2010 (on September 1, 2010) and at that time Exterra took control of the assets. The shares were issued to Cleveland Oil & Gas in August 2010, and accordingly the fair value of the shares was recorded as a deposit on the acquisition in the accompanying balance sheet as of August 31, 2010. Upon Exterra receiving an engineering report with a minimum of $2 million value of proven developed producing reserves, Exterra is obligate at the option of the seller to repurchase 125,000 shares of the 600,000 at $2.00 share or the former owner of Cleveland Oil & Gas can choose to retain all 600,000 shares. The prior owner of Cleveland Oil & Gas will also become an employee of Exterra and will receive compensation in the amount of $10,000 monthly provided all the wells produce a daily average of 32 barrels of oil. The monthly compensation will be adjusted downward for production below this threshold. If production is above this threshold, the employee will receive annual stock option awards of an amount to be determined in the future.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations for the three months ended August 31, 2010.

Asset retirement obligations at May 31, 2010	$116,107

Additions for property acquired	24,934

Accretion expense	1,921

Asset retirement obligations at August 31, 2010	$142,962

NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2010, Exterra borrowed $8,000 and paid $11,000, $2,750 for accrued interest, on the note to ROYALCO Financial Oil and Gas Corporation. As of August 31, 2010, the balance on the note is $16,750. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

NOTE 7 – DEBT & DERIVATIVE LIABILITIES

Debts outstanding at August 31, 2010 are as follows:

	Balance	Balance	Maturity
Note	05/31/2010	08/31/2010	Date

Oil & gas property purchase note payable	$200,000	$200,000	07/15/2008

Convertible loans	367,500	1,014,870	Various

Note payable to Coventry Capital	462,125	-	N/A

Note payable to related party	20,000	16,750	N/A

Bank line of credit	1,324,750	1,424,750	08/01/2012

Oil & gas property purchase note payable	-	1,240,000	07/01/2013

Total	$2,374,375	$3,896,370

The $200,000 oil and gas properties purchase note payable and $350,930 of the convertible loans are in default as of August 31, 2010. As the Company is unable at present to pay the balances due, we are seeking an extension from the lenders. There are no guarantees these discussions will be successful.

In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The borrowing base limitation is equal to the value that the bank assigns to the collateral pledged by Exterra and is re-determined semi-annually. The interest (5.5% per annum) is paid monthly on the existing / average daily balance. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The line of credit’s balance is $1,424,750 as of August 31, 2010.

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

In July 2010, Exterra and Planet United entered into a settlement agreement for a note payable past due.  The amount of the settlement is $334,000 which shall be paid in installments of $50,000 before October 18, 2010.  $284,000 had previously been recorded as a liability prior to the settlement and accordingly, a loss on settlement of $50,000 was recorded in the period ending August 31, 2010.

Convertible Notes and Derivative Liabilities

Exterra issued two convertible notes on July 26, 2010 and August 16, 2010 for $50,000 and $20,000, respectively to Coventry Capital during the quarter.  These notes are unsecured, due in one year and bear interest at 18%.  The notes are convertible into common stock at 50% of the average of the lowest published closing price during the 30 days prior to conversion.

Exterra analyzed the instruments above under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments on their issuance date was determined to be $83,440 and $36,270 using a Black-Scholes option pricing model. This resulted in full discounts of $50,000 and $20,000 to be amortized over the term of the notes above using the effective interest method and a day one derivative loss of $33,440 and $16,270 respectively.

As a result of the conversion options above, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), all other share-settleable instruments must be reclassified from equity to liabilities.  Exterra had certain conversion options embedded in notes payable agreements and 13,167 warrants to purchase common stock that were classified in equity as of the date of the first convertible note above (July 26, 2010). The fair value of these instruments on that date was $2,056 and this value was reclassified to liabilities.

In August 2010, the Coventry Capital note payable with an outstanding principal balance of $462,125 as of May 31, 2010, was restructured as a convertible note. Principal and accrued interest of $638,370 were rolled into the principal amount of the new convertible note. The new note is convertible into common stock at 50% of the average of the lowest published closing price during the 30 days prior to conversion.  The new note is due on August 7, 2011 and bears interest at 18%.  During the quarter ended August 31, 2010,  Coventry Capital converted $50,000 of the note into 59,945 shares valued according to the agreement.

Exterra evaluated the modification event under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Exterra evaluated this transaction under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the new note has a substantial conversion feature which was not present in the original note, the modification was determined to be substantial and as a result, the debt was extinguished.  Exterra recognized a loss on extinguishment equal to the fair value of the conversion option on the modification date of $1,256,193 which is included in the loss on debt settlement in the statement of operations for the three months ended August 31, 2010.  In addition, because the instrument is share-settleable, the fair value of the conversion option was recorded as a derivative liability on the issuance date.

All of Exterra’s embedded conversion options and warrants that are subject to ASC 815 “Derivatives and Hedging” mentioned above were revalued as of August 31, 2010.  The fair value of these instruments was $1,125,173, resulting in a gain on derivatives of $203,076 for the three months ended August 31, 2010.

The following table summarizes the changes in derivative liabilities for the three months ended August 31, 2010:

Derivative Liabilities

Balance at May 31, 2010	$-

Additions of derivative liabilities from embedded conversion options	1,375,902

Reclass of derivative liabilities from Paid-in capital	2,056

Change in fair value of derivative liabilities	(252,786)

Balance at August 31, 2010	$1,176,939

The following table summarizes the derivative gain for the three months ended August 31, 2010:

Gain (loss) on derivative liabilities

Excess of fair value of embedded conversion options over related notes payable	$(49,710)

Change in fair value of derivative liabilities	252,786

Total	$203,076

Exterra values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used include (1) 0.26% to 0.29% risk-free interest rate, (2) expected term is the remaining contractual life of the warrants or the remaining term of the convertible note as applicable, (3) expected volatility 178% to 242%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) stock price is the closing price of Exterra’s common stock on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 8 – LEGAL SETTLEMENT

In August 2010, a debt settlement between Exterra and a former officer was made for prior year compensation. 75,000 restricted shares of Exterra stock was issued as settlement with the underlying guarantee that after six months from the date of execution, the former officer can choose to sell the shares over a thirty day period if proceeds received were below $2.00 per share then Exterra would pay the difference.  As of August 31, 2010, Exterra has not accrued any additional liability for the potential future payment as the closing stock price on August 31, 2010 was $2.00.  To the extent that the market price does not equal or exceed $2.00 in future periods up to expiration of this right, Exterra will accrue as a liability the difference between the market price and $2.00.

In 2009, Exterra and a former officer entered into a settlement agreement for $120,000 for prior year compensation.  During the quarter ending August 31, 2010, Exterra issued 25,000 shares valued at $2.19 each share for a total of $54,750 related to this settlement.

In July 2010, Exterra and a former officer entered into a settlement agreement for prior year compensation.  The settlement was amended in September 2010 to extend the due date of the cash payment portion.  The settlement consists of $150,000 cash payment and 20,000 shares.  During the quarter ending August 31, 2010,  $150,000 is included in accrued liabilities and 20,000 shares were issued valued at $1.63 each share for a total value of $32,600.

In September 2010, Exterra and an unrelated third party (“Plaintiff”) entered into a settlement agreement related to a lawsuit filed in May 2008 in which the Plaintiff sued Exterra for breach of contract, quantum meruit, constructive trust, unjust enrichment and promissory estoppel.  Under the terms of the settlement agreement, Exterra will make cash payments totaling $190,000 and issue 50,000 shares of common stock (with a fair value of $100,000 based off the closing market price on August 31, 2010) to the Plaintiff.  Exterra had not previously accrued any liability for this lawsuit in prior periods as an adverse outcome was deemed to be remote.  Accordingly, an accrual and related expense for $290,000 was recognized in the current period related to this settlement.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

During the three month period ended August 31, 2010, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/22/2010	Issued 25,000 common shares valued at $2.19 per share for legal services

06/23/2010	Issued 25,000 common shares valued at $2.19 per share for accrued compensation

06/25/2010	Issued 15,000 common shares valued at $2.25 per share for consulting services

06/29/2010	Issued 525,000 common shares at $.05 a share for exercise of a warrant

07/08/2010	Issued 50,000 common shares at $.05 a share for exercise of a warrant

07/22/2010	Issued 20,000 common shares valued at $1.63 per share for accrued compensation

07/30/2010	Issued 50,000 common shares at $.05 a share for exercise of a warrant

08/10/2010	Issued 59,945 common shares valued at $0.83 a share for debt conversion

08/11/2010	Issued 600,000 common shares at $2.15 a share for deposit on property acquisition.

08/20/2010	Issued 75,000 common shares valued at $1.80 per share for accrued compensation

As of August 31, 2010, 7,500 shares of common stock were held by an attorney in escrow for possible future payment of fees. The shares used as payment of fees if Exterra fails to pay in cash. If Exterra pays all fees in cash, the shares will be returned. Also, 6,000 shares of common stock were in escrow in conjunction with the oil and gas purchase note payable in Note 7. None of these shares held in escrow were included as outstanding as of August 31, 2010 because the potential holders do not have voting rights or receive dividends.

Warrants Outstanding and Exercised

In March 2010, Exterra granted 1,200,000 common stock warrants exercisable for five years at $0.05 per share for consulting services related to investor relations. The warrants vest after one year.  The formal measurement date for these instruments has not yet occurred as the services to be provided are not complete and there is no performance commitment. As such, for purposes of recognition of costs during those periods the warrants will be measured at their then fair value at each of the interim financial reporting dates. None of these warrants were exercised as of May 31, 2010. In June 2010, this agreement was amended to increase the total warrants granted 1,500,000. Subsequent to May 31, 2010, 625,000 shares of common stock were issued upon exercise of these warrants and expensed immediately. Exterra used the Black-Scholes option pricing model to value these warrants. Assumptions used at the reporting date to value these warrants included (1) 2.28% risk-free interest rate, (2) warrant life is the remaining contractual life of the warrants, (3) expected volatility of 250%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of warrants as set forth in the agreement.

As of August 31, 2010, there were 875,000 common stock warrants outstanding with an aggregate intrinsic value of $1,706,250. The 875,000 warrants outstanding have an exercise price of $0.05 and expire in March 2015.

NOTE 10 – SUBSEQUENT EVENTS

After the quarter ended August 31, 2010:

Subsequent to August 31, 2010, Exterra issued 10,000 shares of common stock to third parties for services.

In September 2010, Exterra issued 240,000 shares of common stock for exercise of a warrant at $0.05 per share.

In September 2010, Exterra issued 5,000 shares of common stock for exercise of a warrant at $0.01 per share.

In September 2010, Exterra issued 50,000 shares valued at $2.00 per share for settlement of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate." "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among other, the following: general economic and business conditions, both nationally and in the regions in which Exterra Energy Inc. ("we", "Exterra" or "Company") operates; technology changes, the competition we face; changes in our business strategy or development plans; the high leverage of Exterra; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended August 31, 2010 and 2009

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the three months ended August 31, 2010 and 2009. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended August 31,
	2010		2009
	Amount	Percentage	Amount	Percentage

Total revenues	$70,002	100%	$72,392	100%

Total expenses	2,403,399	2960%	296,024	409%
Total other expenses	(1,178,738)	-1671%	(28,100)	-39%

Loss before income taxes	(3,512,135)	-4531%	(251,732)	-348%

Net loss	$(3,512,135)	-4531%	$(251,732)	-348%

Oil and Gas Revenues

Revenues for the three months ended August 31, 2010 and 2009 were $70,002 and $72,392, respectively. The decrease is due to the decrease in production. We expect our oil and gas revenues to increase in the following months as oil and natural gas prices have improved and stabilized and as reworked wells produce.

Lease Operating Expenses

Lease operating expenses for the three months ended August 31, 2010 and 2009 were $26,901 and $22,754, respectively. The increase is due to greater well work-over expense incurred in the current period consisting of costs incurred in connection with putting our oil and natural gas properties into future production over the prior year period. We expect our operating expenses to continue to grow as we repair and improve the wells we have purchased.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion expenses for the three months ended August 31, 2010 and 2009 were $16,577 and $24,720, respectively. The decrease in the depreciation, depletion and accretion was due to the decrease in production from the oil and gas properties and due to prior year oil and gas property value impairment resulting from a downward revision of the reserve estimates based on the sustained decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2010 and 2009 were $2,359,921 and $248,550, respectively. The increase is principally due to investor warrant expenses, salaries accrued and professional and legal fees.

Interest Expense

Interest expense for the three months ended August 31, 2010 and 2009 was $84,371 and $28,100 respectively. The increase was due to additional debt resulting from utilization of the bank line of credit and new debts entered into by Exterra.

Net Loss

Our net loss for the three months ended August 31, 2010 and 2009 was $3,512,135 and $251,732, respectively. The increase is principally due to non-cash expenses as they relate to stock issued for services and warrant options exercised.

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

As of August 31, 2010, Exterra had cash of $88,908 and negative working capital of $5,407,294. This compares to cash of $5,341 and negative working capital of $3,257,100 as of May 31, 2010.

Receivables outstanding at August 31, 2010 are as follows:

(1)	Note receivable from Wilkerson	$335,000

(2)	Note receivable from Marlowe	15,000

		$350,000

(1)    In October 2009, we loaned Wilkerson, an individual, $335,000 in connection with an agreement with Wilkerson that our company and Wilkerson will be equal partners in the ownership and operations of all ranches, developments and oil fields owned by Wilkerson and Wilkerson’s affiliates to the agreement. If our management decided to proceed with the joint venture, the loan would be applied against the total purchase price. Our management subsequently decided not to go forward with the joint venture. As a result, the note became due 90 days after execution of the agreement. As of August 31, 2010 no payments on the principal have been received. The note is collateralized by land valued at $4.5 million. The note bears a 10% annual interest rate. As of August 31, 2010, there’s a balance of $13,208 in interest receivable relating to this note.

(2)    In October 2009, we loaned Marlowe, an individual, $15,000 bearing interest at 10 percent. This loan is collateralized by 8,000 shares of Exterra Energy, Inc., common restricted Stock. One payment of $16,500 was due September 2010 with $15,000 being principal and $1,500 being interest. As of August 31, 2010, there’s a balance of $1,375 in interest receivable relating to this note.

Debts outstanding at August 31, 2010 are as follows:

(1)	Oil & gas property purchase note payable	$200,000

(2)	Convertible loans, net of discount	1,014,870

(3)	Note payable to related party	16,750

(4)	Bank line of credit	1,424,750

(5)	Oil & gas property purchase note payable	1,240,000

		$3,896,370

(1)    Principal and interest (10% per annum) on the note are payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos County leases and 6,000 shares of the Company's restricted common stock. The Company has accrued $80,000 and $85,000 in interest on the note payable as of May 31, 2010 and August 31, 2010. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2)    During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $45 per share for a total of 8,167 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company has accrued interest at May 31, 2010 and August 31, 2010 of $63,145 and $32,083.

Through August 31, 2010 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

The Company may force conversion of the Convertible Loans into common shares. This will only occur if the Company's common shares trade at $120 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $90 per share or higher. As of the date of this filing, neither of these triggers has occurred.

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%. No principal or interest payments are due until January 1, 2011. At that date, an interest only payment of $62,000 will be due. Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option. As of August 31, 2010, $20,667 of interest has been accrued.

During the quarter ended August 31, 2010, Exterra restructured its debt with Coventry Capital into a convertible debenture and engaged in two other convertible debentures with Coventry Capital. The restructured convertible debenture started at a principal balance of $638,370 with 18% interest per annum and a maturity date of August 7, 2011. Exterra received $50,570 in return for a convertible debenture with a principal balance of $50,570, interest at 18% per annum and a maturity date of July 26, 2011. Exterra received $20,000 in return for a convertible debenture with a principal balance of $20,000, interest rate of 18% per annum and a maturity date of August 16, 2011.  As of August 31, 2010, accrued interest relating to the Coventry Capital debts is $9,734.

In August 2010, Exterra received $75,000 by engaging in a convertible debenture with Donald Rauch. This debt has a principal amount of $75,000, interest rate of 30% per annum, and a maturity date of December 1, 2010.  As of August 31, 2010, $0 of interest has been accrued.

In relation to these convertible notes, a derivative liability has been booked in the amount of $1,125,173 as of August 31, 2010. A discount has been netted against the convertible loans in the amount of $70,000 as of August 31, 2010.

(3) Principal and interest (10% per annum) is un-secured. The Company has accrued $2,750 and $419 in interest as of May 31, 2010 and August 31, 2010.

(4) In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra’s interests in various oil and gas leases originally acquired in October of 2007.
The borrowing base limitation is equal to the value that the bank assigns to the collateral pledged by Exterra and is redetermined semi-annually. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The line of credit’s balance is $1,424,750 as of August 31, 2010.

(5) In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%. No principal or interest payments are due until January 1, 2011. At that date, an interest only payment of $62,000 will be due. Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option. As of August 31, 2010, $20,667 of interest has been accrued.

Cash Flow from Operating Activities

For the three month period ended August 31, 2010, net cash used in operating activities was $173,433, versus net cash used in operating activities of $25,407 for the three month period ended August 31, 2009. This increase in net cash used in operations activities is primarily due to cash flow generated from field operations due to decreased volumes from production and increased expenses related to debt settlements.

Cash Flow from Financing Activities

For the three month period ended August 31, 2010, net cash provided by financing activities was $257,000, versus net cash provided by financing activities of a $20,000 for the three month period ended August 31, 2009. The increase in cash provided by financing activities was due to three new debts being engaged in and additional advances from the line of credit during the quarter ended August 31, 2010.

OIL AND GAS PROPERTIES

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

DEPOSIT ON PROPERTY ACQUISITION

In August 2010, Exterra entered into an agreement to acquired 100% ownership of Cleveland Oil & Gas for 600,000 shares of Exterra common stock with an estimated value of $2.15 per share. The agreement closed on September 1, 2010 and at that time Exterra took control of the assets.  Upon Exterra receiving an engineering report with a minimum of $2 million value of proven developed producing reserves, Exterra agreed to repurchase 125,000 shares of the 600,000 at $2.00 share or the former owner of Cleveland Oil & Gas can choose to retain all 600,000 shares. The prior owner of Cleveland Oil & Gas will become an employee of Exterra and will receive compensation in the amount of $10,000 monthly provided all the wells produce a daily average of 32 barrels of oil. The monthly compensation will be adjusted downward for production below this threshold. If production is above this threshold, the employee will receive annual stock option awards of an amount to be determined in the future

Subsequent Events

Subsequent to August 31, 2010, Exterra issued 10,000 shares of common stock to third parties for services.

In September 2010, Exterra issued 240,000 shares of common stock for exercise of a warrant at $0.05 per share.

In September 2010, Exterra issued 5,000 shares of common stock for exercise of a warrant at $0.01 per share.

In September 2010, Exterra issued 50,000 shares valued at $2.00 per share for settlement of debt.

Hedging

We did not hedge any of our oil or natural gas production during 2010 and have not entered into any such hedges from August 31, 2010 through the date of this filing.

Contractual Commitments

Information about contractual obligations at August 31, 2010 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2010 except for the Coventry Capital conversion of debt and new convertible debentures engaged in during the quarter.

Off-Balance Sheet Arrangements

As of August 31, 2010, we had no off-balance sheet arrangements.

Related Party Transactions

During the quarter ended August 31, 2010, Exterra received $8,000 and paid $14,000, $2,750 was for accrued interest, on the note to ROYALCO Financial Oil and Gas Corporation. As of August 31, 2010, the balance on the note is $16,750. ROYALCO Oil and Gas is a private oil and gas company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of August 31, 2010.

(b)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended August 31, 2010 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is aware of the following pending litigation that could result in a material loss:

At August 31, 2010, the following litigation is pending:

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

As of August 31, 2010, Exterra has made no accrual related to this case because management has determined an unfavorable outcome is not probable.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the three month period ended August 31, 2010, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/22/2010	Issued 25,000 common shares valued at $2.19 per share for legal services

06/23/2010	Issued 25,000 common shares valued at $2.19 per share for prior compensation

06/25/2010	Issued 15,000 common shares valued at $2.25 per share for consulting services

07/22/2010	Issued 20,000 common shares valued at $1.63 per share for prior compensation

07/27/2010	Issued 525,000 common shares valued at $1.85 per share for consulting services

08/02/2010	Issued 50,000 common shares valued at $2.03 per share for consulting services

08/06/2010	Issued 50,000 common shares valued at $2.20 per share for consulting services

08/10/2010	Issued 59,945 common shares valued at $2.14 per share for debt conversion

08/13/2010	Issued 475,000 common shares valued at $2.10 per share for oil & gas property

08/20/2010	Issued 75,000 common shares valued at $1.80 per share for prior compensation

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The following listings of corporate debt are in default:

(1)    Principal and interest (10% per annum) on the note are payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos County leases and 6,000 shares of the Company's restricted common stock. The Company has accrued $80,000 and $85,000 in interest on the note payable as of May 31, 2010 and August 31, 2010. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2)   During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $45 per share for a total of 8,167 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company has accrued interest at May 31, 2010 and August 31, 2010 of $63,145 and $32,083.

Through August 31, 2010 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

The Company may force conversion of the Convertible Loans into common shares. This will only occur if the Company's common shares trade at $120 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $90 per share or higher. As of the date of this filing, neither of these triggers has occurred.

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

Exterra Energy Inc.

Date: October 18, 2010	By:	/s/ Todd R. Royal

Todd R. Royal
President, Secretary, and Director