Form 10-Q
period 2011-02-28
Exterra Energy Inc.
filed 2011-04-19
CIK 1367387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
12/1/10 to 2/28/11

Commission File Number: 000-52319

EXTERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5086877
(State of Incorporation)	(I.R.S. Employer Identification Number)

701 South Taylor, Suite 440, Amarillo, Texas 79101
(Address of Principal executive offices) (Zip Code)

(214) 546-4520
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

10,417,132 shares of common stock were issued and outstanding as of April 19, 2011.

INDEX

Part I Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets	3
	Condensed Statements of Operations Condensed Statement of Stockholders’ Equity	4 5
	Condensed Statements of Cash Flows	6
	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II Other Information

EXTERRA ENERGY INC.
CONDENSED BALANCE SHEETS

	February 28, 2011 (Unaudited)	May 31, 2010

CURRENT ASSETS:
Cash and equivalents	$399	$5,341
Oil and gas receivable	46,154	59,262
Prepaid expenses	-	245
Interest receivable	32,083	5,833
Notes receivable	350,000	350,000

TOTAL CURRENT ASSETS	428,636	420,681

OIL AND GAS PROPERTIES, net - successful efforts method	4,706,717	2,180,727
EQUIPMENT, net	13,821	19,956

TOTAL ASSETS	$5,149,174	$2,621,364

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,913,384	$1,303,406
Current portion of oil and gas properties purchase notes payable	508,157	200,000
Convertible notes payable, net of amortized discount of $23,589 and $0	1,009,609	367,500
Related party note payable	16,750	20,000
Bank line of credit	1,474,750	1,324,750
Other current notes	-	462,125
Derivative liability	1,026,394	-

TOTAL CURRENT LIABILITIES	5,949,044	3,677,781

NON-CURRENT LIABILITIES:
Oil and gas properties purchase note payable	838,982	-
Asset retirement obligation	168,516	116,107

TOTAL LIABILITIES	6,956,542	3,793,888

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value
75,000,000 shares authorized: 10,222,385
and 8,043,199 shares issued and outstanding	10,222	8,043
Additional paid-in capital	27,210,185	22,403,143
Accumulated deficit	(29,027,775)	(23,583,710)

TOTAL STOCKHOLDERS' DEFICIT	(1,807,368)	(1,172,524)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,149,174	$2,621,364

See accompanying notes to the condensed financial statements

EXTERRA ENERGY INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February	February	February	February
	28, 2011	28, 2010	28, 2011	28, 2010

REVENUE:
Oil and gas sales	$53,956	$79,603	$221,120	$217,026

OPERATING EXPENSES:
Lease operating expenses	8,222	40,113	74,584	148,440
Depreciation, depletion and accretion	43,481	64,341	108,625	145,191
General and administrative	1,009,212	344,690	4,196,645	867,213

Total Expenses	1,060,915	449,144	4,379,854	1,160,844

LOSS FROM OPERATIONS	(1,006,959)	(369,541)	(4,158,734)	(943,818)

OTHER INCOME (EXPENSES):
Interest income	8,750	-	26,250	-
Interest expense	(68,680)	(44,567)	(243,243)	(118,634)
Loss on extinguishment of debt	(50,000)	-	(1,306,193)	-
Loss on debt settlement	-	-	(97,000)	(16,670)
Gain/(loss) on derivative liability	(97,257)	-	301,855	-
Gain on sale of assets	9,000	-	33,000	-

Total Other Expenses	(198,187)	(44,567)	(1,285,331)	(135,304)

NET LOSS	$(1,205,146)	$(414,108)	$(5,444,065)	$(1,079,122)

LOSS PER SHARE - BASIC AND DILUTED	$(0.12)	$(0.06)	$(0.58)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	9,905,101	7,074,177	9,374,520	7,058,251

See accompanying notes to the condensed financial statements

EXTERRA ENERGY INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
February 28, 2011

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at May 31, 2010	8,043,199	$8,043	$22,403,143	$(23,583,710)	$(1,172,524)

Common stock issued for:
Exercised options	870,000	870	42,430		43,300
Debt conversion	164,186	164	221,835		221,999
Debt settlement	95,000	95	187,255		187,350
Services	375,000	375	451,050		451,425
Prior year compensation	75,000	75	134,925		135,000
Deposit on property acquisition	600,000	600	1,289,400		1,290,000

Warrant expense	-	-	2,482,203		2,482,203
Reclass of derivative liability from paid-in capital			(2,056)		(2,056)

Net loss				(5,444,065)	(5,444,065)

Balances at February 28, 2011 (Unaudited)	10,222,385	$10,222	$27,210,185	$(29,027,775)	$(1,807,368)

See accompanying notes to the condensed financial statements

EXTERRA ENERGY INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 28, 2011	February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,444,065)	$(1,079,122)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion, and accretion	108,625	145,191
Gain on derivative liability	(301,855)	-
Loss on extinguishment of debt	1,306,193	-
Gain on sale of assets	(33,000)	-
Debt settlement expense	97,000	-
Warrant expense	2,482,203	-
Stock issued for services	451,425	45,000
Changes in operating assets and liabilities		(14,287)
Oil and gas receivables	13,108
Interest receivable	(26,250)	-
Prepaid expenses and other current assets	246	220
Accounts payable and accrued expenses	1,127,379	270,434

Net Cash Used in Operating Activities	(218,992)	(632,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	-	(7,500)
Purchase of oil and gas properties	-	(32,857)

Net Cash Provided (Used) in Investing Activities		(40,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised	43,300	-
Payments on related party notes	(3,250)	(10,000)
Borrowings on convertible debt	145,570	-
Borrowings on line of credit	150,000	775,000
Payments on non-related debt	(121,570)	-

Net Cash Provided by Financing Activities	214,050	765,000

NET INCREASE (DECREASE) IN CASH	(4,942)	92,079

CASH AT BEGINNING OF PERIOD	5,341	7,505

CASH AT END OF PERIOD	$399	$99,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$67,012	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed for oil and gas property	$1,240,000	$-
Stock issued for accrued compensation	135,000	67,201
ARO asset associated with new wells	45,741	-
Note extinguished and replaced with new note	638,370	-
Discount on convertible notes from derivative liabilities	70,000	-
Stock issued for debt settlement	187,350	-
Reclass of derivative liability related to convertible debt	2,056	-
Stock issued for debt conversion	50,000	-
Stock issued for property acquisition	1,290,000	-

See accompanying notes to the condensed financial statements

EXTERRA ENERGY INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Exterra Energy Inc. ("Exterra") have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X pf the Securities amd Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in Exterra's annual report on Form 10-K as of and for the year ended May 31, 2010 filed with the SEC on September 16, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the condensed financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2010 annual report on Form 10-K have been omitted.

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

Fair value of financial instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of February 28, 2011 the carrying value of certain financial instruments such as oil and gas receivable, interest receivable, accounts payable, accrued expenses, derivative liabilities, and related party debt approximates fair value.

The Company’s financial instruments include cash and cash equivalents, receivables, share based awards, accounts payable, accrued liabilities and derivative instruments.  These financial instruments are measured at their respective fair values.  For fair value measurement, U.S. GAAP establishes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s condensed financial statements.

In October, 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The adoption of this new guidance did not have a material impact on our condensed financial statements.

NOTE 2 - GOING CONCERN

The Company's condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has defaulted on certain outstanding notes payable, which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to settle or restructure its outstanding past due notes payable. If the Company is unable to obtain adequate capital and/or restructure defaulted notes payable, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include obtaining additional investment capital from management and significant shareholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTIES

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%. Interest of $62,000 was paid on the due date of January 1, 2011. Beginning in February, 2011, monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option.

Note 4 – DEPOSIT ON PROPERTY ACQUISITION

In August 2010, Exterra entered into an agreement to acquire 100% ownership of Cleveland Oil & Gas for 600,000 shares of Exterra common stock with an estimated value of $2.15 per share. The agreement closed on September 1, 2010 and at that time Exterra took control of the assets. The shares were issued to Cleveland Oil & Gas in August 2010, and accordingly the fair value of the shares was recorded as oil and gas properties in the accompanying condensed balance sheet as of February 28, 2011. Upon Exterra receiving an engineering report with a minimum of $2 million value of proven developed producing reserves, Exterra is obligated at the option of the seller to repurchase 125,000 shares of the 600,000 at $2.00 share or the former owner of Cleveland Oil & Gas can choose to retain all 600,000 shares. The former owner of Cleveland Oil & Gas will also become an employee of Exterra and will receive compensation in the amount of $10,000 per month provided all the wells produce a daily average of 32 barrels of oil. The monthly compensation will be adjusted downward for production below this threshold. If production is above this threshold, the employee will receive bonuses consisting of annual stock option awards of an amount to be determined.  There has been no accrual of any such bonus as of February 28, 2011.

In September 2010, Exterra sold its rights to the oil and gas properties being operated by Eagle Ridge Energy. The sale resulted in a gain of $24,000 for the nine months ended February 28, 2011.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

The following is a description of the changes to the Company's asset retirement obligations for the nine months ended February 28, 2011.

Asset retirement obligations at June 1, 2010	$116,107

Additions for property acquired	45,741

Accretion expense	6,668

Asset retirement obligations at February 28, 2011	$168,516

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2011, Exterra borrowed $8,000 and paid $11,250, of which $3,500 was for accrued interest, on the note to ROYALCO Financial Corporation. As of February 28, 2011, the balance on the note is $16,750. ROYALCO Financial Corporation is a private oil and gas company in Texas that is owned and controlled by Robert Royal, COO and Director and Todd Royal, President CEO and Director.

NOTE 7 – NOTES RECEIVABLE

Receivables outstanding at February 28, 2011 are as follows:

	Balance	Balance	Maturity
Note	05/31/2010	02/28/2011	Date

Note receivable from Wilkerson	$335,000	$335,000	12/31/2009

Note receivable from Marlowe	15,000	15,000	09/26/2010

Total	$350,000	$350,000

NOTE 8 – DEBT & DERIVATIVE LIABILITIES

Debts outstanding at February 28, 2011 are as follows:

	Balance	Balance	Maturity
Note	05/31/2010	02/28/2011	Date

Oil & gas property purchase note payable	$200,000	$200,000	07/15/2008

Convertible loans, net of discount	367,500	1,009,609	Various

Note payable to Coventry Capital	462,125	-	N/A

Note payable to related party	20,000	16,750	N/A

Bank line of credit	1,324,750	1,474,750	08/01/2012

Oil & gas property purchase note payable	$-	$1,147,139	07/01/2013

Total	$2,374,375	$3,848,248

The $200,000 oil and gas properties purchase note payable and $292,930 of the convertible loans are in default as of February 28, 2011. As the Company is unable at present to pay the balances due, we are seeking an extension from the lenders. There are no guarantees these negotiations will be successful.

In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra's interests in various oil and gas leases originally acquired in October of 2007. The borrowing base limitation is equal to the value that the bank assigns to the collateral pledged by Exterra and is re-valued semi-annually. The interest (5.5% per annum) is paid monthly on the existing / average daily balance. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The line of credit’s balance is $1,474,750 as of February 28, 2011.

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. in exchange for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%. Accrued interest of $62,000 was paid on the due date of January, 2011. Monthly principal and interest payments of $40,011 will be due beginning February 2011 and can be paid in cash or Exterra common stock at Exterra’s option.

In July 2010, Exterra and Planet United entered into a settlement agreement for a past due note payable. The amount of the settlement is $334,000 which shall be paid in installments of $50,000 before October 18, 2011. $284,000 had previously been recorded as a liability prior to the settlement and accordingly, a loss on settlement of $50,000 was recorded during the nine months ended February 28, 2011. In December 2010, additional amounts were added to the balance Exterra owes. These amounts have been accrued during the quarter ended February 28, 2011 resulting in a loss on debt settlement. As of February 28, 2011, Exterra still owes $175,430 and therefore is in default of the settlement agreement. Due to this settlement default Exterra has received an agreed judgment in the amount of $175,000. The settlement was not paid and an additional suit was filed. Management plans to pay this liability from the planned financing.

In November 2010, a private placement subscription agreement was executed between the Company and an unrelated foreign investor. The investor agreed to purchase a convertible promissory note in the principal amount of $10,000,000. Exterra is offering the Securities in a financing of up to $10,000,000 but is not required to sell the full amount of Notes in the offering. Exterra will use the subscription proceeds for outstanding accounts payable, expenses, and working capital needs. Closing of the offering of the Note shall occur on or before November 24, 2010, or on such other date as may be determined by Exterra. No subscription proceeds have been received as of February 28, 2011.

Convertible Notes and Derivative Liabilities

Exterra issued two convertible notes on July 26, 2010 and August 16, 2010 for $50,570 and $20,000, respectively to Coventry Capital. These notes are unsecured, due in one year and bear interest at 18%. The notes are convertible into common stock at 50% of the average of the lowest published closing price during the 30 days prior to conversion.

Exterra analyzed the instruments above under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments on their issuance date was determined to be $83,440 and $36,270 using a Black-Scholes option pricing model. This resulted in full discounts of $50,570 and $20,000 to be amortized over the term of the notes above using the effective interest method and a day one derivative loss of $33,440 and $16,270 respectively. As of February 28, 2011, amortized balances are $20,275 and $9,260.  The Company has recognized a gain on derivative liability of $301,855 and a loss of $97,257 for the nine month and three month periods ended February 28, 2011, respectively.

As a result of the conversion options above, under ASC 815-15 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock” (formerly EITF 00-19), all other share-settleable instruments must be reclassified from equity to liabilities. Exterra had certain conversion options embedded in notes payable agreements and 13,167 warrants to purchase common stock that were classified in equity as of the date of the first convertible note above (July 26, 2010). The fair value of these instruments on that date was $2,056 and this value was reclassified to liabilities. The Company has recognized a gain on derivative liability of $301,855 and a loss of $97,257 for the nine month and three month periods ended February 28, 2011, respectively.

In August 2010, the Coventry Capital note payable with an outstanding principal balance of $462,125 as of May 31, 2010, was restructured as a convertible note. Principal and accrued interest of $638,370 were rolled into the principal amount of the new convertible note. The new note is convertible into common stock at 50% of the average of the lowest published closing price during the 30 days prior to conversion. The new note is due on August 7, 2011 and bears interest at 18%. During the quarter ended February 28, 2010, Coventry Capital converted $50,000 of the note into 59,945 shares valued according to the agreement.

Exterra evaluated the modification event under ASC 470-60 “Troubled Debt Restructurings”. Because the investors did not grant concessions on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, Exterra evaluated this transaction under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the new note has a substantial conversion feature which was not present in the original note, the modification was determined to be substantial and as a result, the debt was extinguished. Exterra recognized a loss on extinguishment equal to the fair value of the conversion option on the modification date of $1,306,193 which is included in the loss on extinguishment of debt in the statement of operations for the nine months ended February 28, 2011. In addition, because the instrument can be settled in Common Stock of the Company, the fair value of the conversion option was recorded as a derivative liability on the issuance date.

In August, 2010 the Company issued a convertible note for $75,000.  This note is unsecured,  due on December 1, 2010 and bears an interest rate at 30%.  As of February 28, 2011 this note is past due.  The note is convertible into common stock at $2.00 per share at any time after the original issue date until the note is no longer outstanding.  At February 28, 2011, this convertible note has not been converted and remains unsettled and is planned to be settled in the coming quarter.

All of Exterra’s embedded conversion options and warrants that are subject to ASC 815 “Derivatives and Hedging” mentioned above were revalued as of February 28, 2011. The fair value of these instruments was $1,026,394, resulting in a loss on derivatives of $(97,257) and a gain of $301,855 for the three months and nine months ended February 28, 2011, respectively.

The following table summarizes the changes in derivative liabilities for the nine months ended February 28, 2011:

Derivative Liabilities

Balance at May 31, 2010	$-

Additions of derivative liabilities from embedded conversion options	1,375,902

Reclass of derivative liabilities from paid-in capital	2,056

Change in fair value of derivative liabilities	(351,564)

Balance at February 28, 2011	$1,026,394

The following table summarizes the derivative loss for the nine months ended February 28, 2011:

Gain (Loss) on Derivative Liabilities

Excess of fair value of embedded conversion options over related notes payable	$(49,709)

Change in fair value of derivative liabilities	351,564

Balance at February 28, 2011	$301,855

Exterra values its warrant derivatives and simple conversion option derivatives using the Black-Scholes option-pricing model. Assumptions for the nine months ended February 28, 2011 include (1) 0.26% risk-free interest rate, (2) expected term is the remaining contractual life of the warrants or the remaining term of the convertible note as applicable, which runs through July, 2011, (3) expected volatility 123% to 194%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) stock price is the closing price of Exterra’s common stock on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 9 – LEGAL SETTLEMENT

In August 2010, a debt settlement between Exterra and a former officer was made for prior year compensation. 75,000 restricted shares of Exterra stock was issued as settlement with the underlying guarantee that after six months from the date of execution, the former officer can choose to sell the shares over a thirty day period if proceeds received were below $2.00 per share then Exterra would pay the difference. The former officer optioned not to take the stock. The Company did not pay the debt and a judgment was issued. Plans are to pay the above debt.

In 2009, Exterra and a former officer entered into a settlement agreement for $120,000 for prior year compensation. During the nine months ended Febgruary 28, 2011, the Company issued 25,000 shares valued at $2.19 each share for a total of $54,750 related to this settlement. The debt was not paid and the former officer filed suit. Plans are to pay the above debt.

In July 2010, Exterra and a former officer entered into a settlement agreement for prior year compensation. The settlement was amended in September 2010 to extend the due date of the cash payment portion. The settlement consists of $150,000 cash payment and 20,000 shares. During the nine months ended February 28, 2011, $150,000 is included in accrued liabilities and 20,000 shares were issued valued at $1.63 each share for a total value of $32,600.  In December 2010, $50,000 more was rewarded to the former officer. $50,000 was accrued for the quarter ended November 30, 2010 resulting in an ending balance of $200,000 in accrued liabilities.  This settlement is in default and as a result the former officer has an agreed judgment for $200,000. The former officer has filed an additional suit since the settlement was not paid. Plans are to pay the above debt from planned financing.

In September 2010, Exterra and an unrelated third party (“Plaintiff”) entered into a settlement agreement related to a lawsuit filed in May 2008 in which the Plaintiff sued Exterra for breach of contract, constructive trust, unjust enrichment and promissory estoppel. Under the terms of the settlement agreement, Exterra will make cash payments totaling $190,000 and issue 50,000 shares of common stock (with a fair value of $100,000 based off the closing market price on August 31, 2010) to the Plaintiff. Exterra had not previously accrued any liability for this lawsuit in prior periods as an adverse outcome was deemed to be remote. Accordingly, an accrual and related expense for $290,000 was recognized in the August 31, 2010 period related to this settlement. The 50,000 shares were issued during the quarter ended February 28, 2010 leaving a balance of $190,000 in accrued liabilities.  Exterra has defaulted on this settlement and as a result has an agreed judgment in the amount of $300,000. The third party has filed an additional suit since the settlement was not paid. Plans are to pay the above debt from planned financing.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended February 28, 2011, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/22/2010	Issued 25,000 common shares valued at $2.19 per share for legal services

06/23/2010	Issued 25,000 common shares valued at $2.19 per share for accrued compensation

06/25/2010	Issued 15,000 common shares valued at $2.25 per share for consulting services

06/29/2010	Issued 525,000 common shares at $0.05 a share for exercise of a warrant

07/08/2010	Issued 50,000 common shares at $0.05 a share for exercise of a warrant

07/22/2010	Issued 20,000 common shares valued at $1.63 per share for accrued compensation

07/30/2010	Issued 50,000 common shares at $0.05 a share for exercise of a warrant

08/10/2010	Issued 59,945 common shares valued at $0.83 a share for debt conversion

08/11/2010	Issued 600,000 common shares valued at $2.15 per share for oil & gas property

08/20/2010	Issued 75,000 common shares valued at $1.80 per share for accrued compensation

09/07/2010	Issued 50,000 common shares at $0.05 a share for exercise of a warrant

09/07/2010	Issued 50,000 common shares valued at $2.00 per share for debt settlement

09/16/2010	Issued 190,000 common shares at $0.05 a share for exercise of a warrant

09/27/2010	Issued 5,000 common shares valued at $1.59 per share for accrued services

10/01/2010	Issued 5,000 common shares at $0.01 a share for exercise of a warrant

12/27/10	Issued 65,000 common shares at 2.00 a share for services

12/30/10	Issued 37,575 common shares to TOGS Energy Inc. Payment on East Texas leases at $1.65 a share

1/4/11	Issued 25,000 common shares to an employee as a bonus at $2.00 a share

1/17/11	Issued 66,666 common shares to TOGS Energy Inc. at $1.65 a share

2/3/11	Issued 20,000 common shares for services at $2.00 a share

2/19/11	Issued 100,000 common shares for services at $2.00 a share

2/19/11	Issued 5,000 common shares for services at $2.00 a share

2/19/11	Issued 85,000 common shares for services at $2.00 a share

2/23/11	Issued 30,000 common shares for services at $2.00 a share

As of February 28, 2011, 7,500 shares of common stock were held by an attorney in escrow for possible future payment of fees. The shares will be used in lieu of cash payment of fees at the Company’s option. If Exterra pays all fees in cash, the shares will be returned. Also, 6,000 shares of common stock were in escrow in conjunction with the oil and gas purchase note payable in Note 7. None of these shares held in escrow were included as outstanding as of February 28, 2011.

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

As of February 28, 2011, there were 545,000 common stock warrants outstanding with an aggregate intrinsic value of $1,224,740. The 545,000 warrants outstanding have an exercise price of $0.05 and expire in March 2015.

NOTE 11 – SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 19, 2011, the date the condensed consolidated financial statements were available to be issued.

In March 2011, Exterra issued 75,000 shares of common stock for legal services.

In April 2011, Exterra issued 120,000 shares of common stock for warrants.

Exterra acquired 100% of Resonance Energy LLC, a Florida Limited Liability Company. Resonance has a PSA signed with SEK Energy, to acquire more than 20,000 developed and developable mineral lease acres with estimated $1.2MM annual cash flow and a current proven PV10 value in excess of $25MM. Mr. Andy Fish will be joining Exterra’s corporate team, bring extensive experience in Oil & Gas projects in (8)states and three Countries over the past decade. Exterra’s Management has engaged Artemis Capital Group LLC, a New York Advisory Firm to advise and assist Management through the Resonance acquisition and to assist the Company with immediate interim financing, a revolving line of credit of $50MM and to advise and assist Management to list on a Major Stock Exchange. The consideration is a two year deferred stock position, with no immediate dilution, of an equal amount of the Company’s Common restricted Stock, with the right of Spin-off prior to 24 months.

In November 2010, a private placement subscription agreement occurred between Exterra and a foreign investor. The investor agrees to purchase a convertible promissory note in the principal amount of $10,000,000. Exterra is offering the Securities in a financing of up to $10,000,000 but is not required to sell the full amount of Notes in the offering. Exterra will use the subscription proceeds for outstanding accounts payable, expenses, and working capital needs. Closing of the offering of the Note shall occur on or before November 24, 2010, or on such other date as may be determined by Exterra. No subscription proceeds have been received as of February 28, 2011.

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

Results of Operations

Three Months Ended February 28, 2011 and 2010

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the three months ended February 28, 2011 and 2010. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended February 28,
	2011		2010
	Amount	Percentage	Amount	Percentage

Total revenues	$53,956	100%	$79,603	100%

Total expenses	1,060,914	1,966%	449,144	564%
Total other income (expenses)	(198,187)	367%	(44,567)	56%

Loss before income taxes	(1,205,145)	-2,233%	(414,108)	-520%

Net loss	$(1,205,145)	-2,233%	$(414,108)	-520%

Oil and Gas Revenues

Revenues for the three months ended February 28, 2011 and 2010 were $53,956 and $79,603, respectively. The decrease is due to the depletion of properties during 2011 which revenue started coming in during this quarter. We expect our oil and gas revenues to increase in the following months as oil and natural gas prices have improved and stabilized and as reworked wells and new wells produce.

Lease Operating Expenses

Lease operating expenses for the three months ended February 28, 2011 and 2010 were $8,222 and $40,113, respectively. The decrease is due to less well work-over expense incurred in the current period consisting of costs incurred in connection with putting our oil and natural gas properties into future production over the prior year period. We expect our operating expenses to grow as we repair and improve the wells we have purchased.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion expenses for the three months ended February 28, 2011 and 2010 were $43,481 and $64,341, respectively. The decrease in the depreciation, depletion and accretion was due to prior year oil and gas property value impairment resulting from a downward revision of the reserve estimates based on the sustained decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2011 and 2010 were $1,009,211 and $344,690, respectively. The increase is principally due to non-cash expenses as they relate to accrued salaries and warrant expenses.

Interest Expense

Interest expense for the three months ended February 28, 2011 and 2010 was $68,680 and $44,567 respectively. The increase was due to additional debt resulting from utilization of the bank line of credit and new debts entered into by Exterra.

Net Loss

Our net loss for the three months ended February 28, 2011 and 2010 was $(843,817 and $414,108, respectively. The increase is principally due to non-cash expenses as they relate to stock issued for services and warrant options exercised.

Nine Months Ended February 28, 2011 and 2010

The following table sets forth the percentage relationship to total revenues of principal items contained in the statements of operations of the consolidated financial statements included herewith for the nine months ended February 28, 2011 and 2010. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Nine Months Ended February 28,
	2011		2010
	Amount	Percentage	Amount	Percentage

Total revenues	$221,120	100%	$217,026	211%

Total expenses	4,379,853	1981%	1,160,844	535%
Total other expenses	(1,285,331)	-582%	(135,304)	-62%

Loss before income taxes	(5,444,064)	-2462%	(1,079,122)	-497%

Net loss	$(5,444,064)	-2462%	$(1,079,122)	-497%

Oil and Gas Revenues

Revenues for the nine months ended February 28, 2011 and 2010 were $221,230 and $217,026, respectively. The increase is due to increased expenses during 2011 which revenue started coming in during this quarter. We expect our oil and gas revenues to increase in the following months as oil and natural gas prices have improved and stabilized and as reworked wells and new wells produce.

Lease Operating Expenses

Lease operating expenses for the nine months ended February 28, 2011 and 2010 were $74,584 and $148,440, respectively. The decrease is due to less well work-over expense incurred in the current period consisting of costs incurred in connection with putting our oil and natural gas properties into future production over the prior year period. We expect our operating expenses to grow as we repair and improve the wells we have purchased.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion expenses for the nine months ended February 28, 2011 and 2010 were $108,625 and $145,191, respectively. The decrease in the depreciation, depletion and accretion was due to prior year oil and gas property value impairment resulting from a downward revision of the reserve estimates based on the sustained decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2011 and 2010 were $4,196,644 and $867,213, respectively. The increase is principally due to non-cash expenses as they relate to stock issued for services and warrant options exercised.

Interest Expense

Interest expense for the nine months ended February 28, 2011 and 2010 was $243,243 and $118,634 respectively. The increase was due to additional debt resulting from utilization of the bank line of credit and new debts entered into by Exterra.

Net Loss

Our net loss for the nine months ended February 28, 2011 and 2010 was $(5,444,064) and $(1,079,122), respectively. The increase is principally due to non-cash expenses as they relate to stock issued for services and warrant options exercised.

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

As of February 28, 2011, Exterra had cash of $443 and negative working capital of $5,520,408. This compares to cash of $5,341 and negative working capital of $3,257,100 as of May 31, 2010.

Note receivables outstanding at February 28, 2011 are as follows:

(1)	Note receivable from Wilkerson, retired	$335,000

(2)	Note receivable from Marlowe	15,000

(1) In October 2009, we loaned Wilkerson, an individual, $335,000 in connection with an agreement with Wilkerson that our company and Wilkerson will be equal partners in the ownership and operations of all ranches, developments and oil fields owned by Wilkerson and Wilkerson’s affiliates to the agreement. If our management decided to proceed with the joint venture, the loan would be applied against the total purchase price. Our management subsequently decided not to go forward with the joint venture. As a result, the note became due 90 days after execution of the agreement. As of February 28, 2011 no payments on the principal have been received. The note is collateralized by land valued at $4.5 million. The note bears a 10% annual interest rate

(2) In October 2009, we loaned Marlowe, an individual, $15,000 bearing interest at 10 percent. This loan is collateralized by 8,000 shares of Exterra Energy, Inc., common restricted Stock. One payment of $16,500 is due September 2010 with $15,000 being principal and $1,500 being interest. As of February 28, 2011, there is $2,187.50 interest due. The note has been extended by the company for an additional 12 months, that can be called at any time.

Debts outstanding at February 28, 2011 are as follows:

(1)	Oil & gas property purchase note payable	$200,000

(2)	Convertible loans, net of discount	1,009,609

(3)	Note payable to related party	16,750

(4)	Bank line of credit	1,474,750

(5)	Oil & gas property purchase note payable	1,147,139

		$3,848,248

 (1) Principal and interest (10% per annum) on the note are payable on the tenth (10th) day of each calendar month, beginning on January 10, 2007, in monthly installments equal to the difference between the prior month's (i) income and (ii) the royalties, severance, ad valorem, lifting and transportation expenses directly related to the operation of the Pecos County leases. Each monthly installment will be applied first to any outstanding and accrued interest and, thereafter, to principal on the note. The note payable is secured by the Pecos County leases and 6,000 shares of the Company's restricted common stock. The Company has accrued $80,000 and $90,000 in interest on the note payable as of May 31, 2010 and February 28, 2011. The entire principal amount outstanding under the note and all accrued interest thereon was due and payable on July 15, 2008. As the Company is unable at present to pay the balances due, we are seeking an extension from the Lender. There are no guarantees these discussions will be successful.

(2) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $45 per share for a total of 8,167 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company has accrued interest at May 31, 2010 and February 28, 2011 of $63,145 and $34,252.

Through February 28, 2011 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

The Company may force conversion of the Convertible Loans into common shares. This will only occur if the Company's common shares trade at $120 per share or more for a period of 90 consecutive days, or if the Company completes a stock offering for $3 million at a price of $90 per share or higher. As of the date of this filing, neither of these triggers has occurred.

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%. Interest of $62,000 was paid on the due date of January, 2011. Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option.

In July 2010, Exterra and Planet United entered into a settlement agreement for a note payable past due. The amount of the settlement is $334,000 which shall be paid in installments of $50,000 before October 18, 2010. $284,000 had previously been recorded as a liability prior to the settlement and accordingly, a loss on settlement of $50,000 was recorded in the period ending August 31, 2010. In December 2010, additional amounts were added to the balance Exterra owes. These amounts have been accrued during the quarter ended February 28, 2011 resulting in a loss on debt settlement. As of February 28, 2010, Exterra still owes $175,430 and therefore is in default of the settlement agreement. Due to this settlement default Exterra has received an agreed judgment in the amount of $175,000. The settlement was not paid and an additional suit was filed. Management plans to pay this liability from the planned financing.In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%. No principal or interest payments are due until January 1, 2011. At that date, an interest only payment of $62,000 will be due. Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option. As of February 28, 2011, $51,638 of interest has been accrued.

During the quarter ended August 31, 2010, Exterra restructured its debt with Coventry Capital into a convertible debenture and engaged in two other convertible debentures with Coventry Capital. The restructured convertible debenture started at a principal balance of $638,370 with 18% interest per annum and a maturity date of August 7, 2011. Exterra received $50,570 in return for a convertible debenture with a principal balance of $50,570, interest at 18% per annum and a maturity date of July 26, 2011. Exterra received $20,000 in return for a convertible debenture with a principal balance of $20,000, interest rate of 18% per annum and a maturity date of August 16, 2011.  As of February 28, 2011, accrued interest relating to the Coventry Capital debts is $75,162.

In August 2010, Exterra received $75,000 by engaging in a convertible debenture with Donald Rauch. This debt has a principal amount of $75,000, interest rate of 30% per annum, and a maturity date of December 1, 2010.  As of February 28, 2011, $11,220 of interest has been accrued.

In relation to these convertible notes, a derivative liability has been booked in the amount of $1,026,394 as of February 28, 2010. An amortized discount has been netted against the convertible loans in the amount of $23,205 as of February 28, 2011.

(3) Principal and interest (10% per annum) is un-secured. The Company has accrued $2,750 and $90 in interest as of May 31, 2010 and February 28, 2011.

(4) In September 2009, Exterra entered into a $10,000,000 bank line of credit. The line of credit is subject to an initial borrowing base limitation of $1,475,000 and is secured by Exterra’s interests in various oil and gas leases originally acquired in October of 2007.
The borrowing base limitation is equal to the value that the bank assigns to the collateral pledged by Exterra and is redetermined semi-annually. The loan proceeds are to be used for oil and gas investments, development of oil and gas properties and working capital associated with operating oil and gas properties. The line of credit’s balance is $1,474,750 as of February 28, 2011.

Cash Flow from Operating Activities

For the nine month period ended February 28, 2011, net cash used in operating activities was $247,094, versus net cash used in operating activities of $632,564 for the nine month period ended February 28, 2011. This increase in net cash used in operations activities is primarily due to non-cash expenses.

Cash Flow from Investing Activities

For the nine month period ended February 28, 2011, net cash provided by investing activities was $33,000, versus net cash used in investing activities of $40,357 for the nine month period ended February 28, 2010. This increase in net cash provided by investing activities is primarily due to cash flow generated from the sale of oil and gas properties.

Cash Flow from Financing Activities

For the nine month period ended February 28, 2011, net cash provided by financing activities was $214,050, versus net cash provided by financing activities of a $765,000 for the nine month period ended February 28, 2010. This decrease is due to significantly lower borrowings in 2011 vs. 2010.

OIL AND GAS PROPERTIES

In July 2010, Exterra purchased 31 wells from TOGS Energy, Inc. for the assumption of $1,240,000 of debt due in 3 years bearing interest at 10%. Interst of $62,000 was paid on the due date of January, 2011. Monthly principal and interest payments of $40,011 will be due and can be paid in cash or Exterra common stock at Exterra’s option

In August 2010, Exterra entered into an agreement to acquire 100% ownership of Cleveland Oil & Gas for 600,000 shares of Exterra common stock with an estimated value of $2.15 per share. The agreement closed on September 1, 2010 and at that time Exterra took control of the assets. The shares were issued to Cleveland Oil & Gas in August 2010, and accordingly the fair value of the shares was recorded as a oil and gas properties in the accompanying balance sheet as of November 30, 2010. Upon Exterra receiving an engineering report with a minimum of $2 million value of proven developed producing reserves, Exterra is obligate at the option of the seller to repurchase 125,000 shares of the 600,000 at $2.00 share or the former owner of Cleveland Oil & Gas can choose to retain all 600,000 shares. The prior owner of Cleveland Oil & Gas will also become an employee of Exterra and will receive compensation in the amount of $10,000 monthly provided all the wells produce a daily average of 32 barrels of oil. The monthly compensation will be adjusted downward for production below this threshold. If production is above this threshold, the employee will receive annual stock option awards of an amount to be determined in the future.

In September 2010, Exterra sold its rights to the oil and gas properties being operated by Eagle Ridge Energy. The sale netted Exterra $24,000 which was reported as a gain on sale during the quarter ended February 28, 2011. Adjusted basis in these properties was $0 at the time of sale.

Subsequent Events

In March 2011, Exterra issued 75,000 shares of common stock for legal services.

In April 2011, Exterra issued 120,000 shares of common stock for exercise warrants.

Exterra acquired 100% of Resonance Energy LLC, a Florida Limited Liability Company. Resonance has a PSA signed with SEK Energy, to acquire more than 20,000 developed and developable mineral lease acres with estimated $1.2MM annual cash flow and a current proven PV10 value in excess of $25MM. Mr. Andy Fish will be joining Exterra’s corporate team, bring extensive experience in Oil & Gas projects in (8)states and three Countries over the past decade. Exterra’s Management has engaged Artemis Capital Group LLC, a New York Advisory Firm to advise and assist Management through the Resonance acquisition and to assist the Company with immediate interim financing, a revolving line of credit of $50MM and to advise and assist Management to list on a Major Stock Exchange. The consideration is a two year deferred stock position, with no immediate dilution, of an equal amount of the Company’s Common restricted Stock, with the right of Spin-off prior to 24 months.

Hedging

We did not hedge any of our oil or natural gas production during 2010 and have not entered into any such hedges from February 28, 2011 through the date of this filing.

Contractual Commitments

Information about contractual obligations at February 28, 2011 did not change materially from the disclosures in our Annual Report on Form 10-K for the year ended May 31, 2010 except for the Coventry Capital conversion of debt, new convertible debentures, and $10,000,000 private placement subscription agreement.

In November 2010, a private placement subscription agreement occurred between Exterra and a foreign investor. The investor agrees to purchase a convertible promissory note in the principal amount of $10,000,000. Exterra is offering the Securities in a financing of up to $10,000,000 but is not required to sell the full amount of Notes in the offering. Exterra will use the subscription proceeds for outstanding accounts payable, expenses, and working capital needs. Closing of the offering of the Note shall occur on or before November 24, 2010, or on such other date as may be determined by Exterra. No subscription proceeds have been received as of February 28, 2011.

Off-Balance Sheet Arrangements

As of February 28, 2011, we had no off-balance sheet arrangements.

Related Party Transactions

During the nine months ended February 28, 2011, Exterra borrowed $8,000 and paid $11,750, $3,500 for accrued interest, on the note to ROYALCO Financial Corporation. As of February 28, 2011, the balance on the note is $16,750. ROYALCO Financial Corporation is a private company in Texas that is owned and controlled by Robert Royal, CEO and Director and Todd Royal, President and Director.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of February 28, 2011.

We have identified material weaknesses in our internal control over financial reporting related to the following matters:

•
We identified a lack of sufficient segregation of duties.  Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Our plan to remediate those material weaknesses remaining is as follows:

•	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended February 28, 2011 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is aware of the following pending litigation that could result in a material loss:

At February 28, 2011, the following litigation is pending:

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

As of February 28, 2011, Exterra has made no accrual related to this case because management has determined an unfavorable outcome is not probable.

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

In August 2010, a debt settlement between Exterra and a former officer was made for prior year compensation. 75,000 restricted shares of Exterra stock was issued as settlement with the underlying guarantee that after six months from the date of execution, the former officer can choose to sell the shares over a thirty day period if proceeds received were below $2.00 per share then Exterra would pay the difference. As of February 28, 2011, the closing stock price on February 28, 2011 was $1.79. The settlement was not paid and a judgment was filed for the debt, as of February 28, 2011

A former owner of properties the company contracted to acquire and consultant who failed to deliver good title to the properties, which was subsequently cancelled as well as all stock issued and to be issued to the former seller/consultant. The former seller consultant has filed suit, to recover 50,000 options, which the company believes he will take nothing.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the six month period ended February 28, 2010, the Company consummated the following transactions (shares issued for services and fees have been valued at the market price of the Company's stock on the date the equity issuance was authorized):

06/22/2010	Issued 25,000 common shares valued at $2.19 per share for legal services

06/23/2010	Issued 25,000 common shares valued at $2.19 per share for accrued compensation

06/25/2010	Issued 15,000 common shares valued at $2.25 per share for consulting services

06/29/2010	Issued 525,000 common shares at $0.05 a share for exercise of a warrant

07/08/2010	Issued 50,000 common shares at $0.05 a share for exercise of a warrant

07/22/2010	Issued 20,000 common shares valued at $1.63 per share for accrued compensation

07/30/2010	Issued 50,000 common shares at $0.05 a share for exercise of a warrant

08/10/2010	Issued 59,945 common shares valued at $0.83 a share for debt conversion

08/11/2010	Issued 600,000 common shares valued at $2.15 per share for oil & gas property

08/20/2010	Issued 75,000 common shares valued at $1.80 per share for accrued compensation

09/07/2010	Issued 50,000 common shares at $0.05 a share for exercise of a warrant

09/07/2010	Issued 50,000 common shares valued at $2.00 per share for debt settlement

09/16/2010	Issued 190,000 common shares at $0.05 a share for exercise of a warrant

09/27/2010	Issued 5,000 common shares valued at $1.59 per share for accrued services

10/01/2010	Issued 5,000 common shares at $0.01 a share for exercise of a warrant

12/27/10	Issued 65,000 common shares at 2.00 a share for services

12/30/10	Issued 37,575 common shares to TOGS Energy Inc. Payment on East Texas leases at $1.65 a share

1/4/11	Issued 25,000 common shares to an employee as a bonus at $2.00 a share

1/17/11	Issued 66,666 common shares to TOGS Energy Inc. at $1.65 a share

2/3/11	Issued 20,000 common shares for services at $2.00 a share

2/19/11	Issued 100,000 common shares for services at $2.00 a share

2/19/11	Issued 5,000 common shares for services at $2.00 a share

2/19/11	Issued 85,000 common shares for services at $2.00 a share

2/23/11	Issued 30,000 common shares for services at $2.00 a share

3/18/11	Issued 75,000 common attorneys @$2.00 a share

4/4/11	Issued 120,000 common IR GP @$.05 a share, exercise warrant

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

(2) During the year ended May 31, 2007, the Company received $367,500 from the sale of its Convertible Loans. The Convertible Loans were due June 30, 2008 and bear interest at 10% per annum payable quarterly. In addition, 10% of the face value of the Convertible Loans is due to the holders as a revenue sharing bonus. This bonus is due from initial production revenue realized for the first six months of net revenue from the University Lands, Pecos County, Texas. Furthermore, 3,342 common shares in aggregate were issued as a bonus. These bonus shares are restricted from sale for 2 years. The Convertible Loans are convertible into common shares of the Company at $45 per share for a total of 8,167 common shares. The common shares from the conversion are subject to a "pooling arrangement", whereby the shares will be released in equal installments over a 6 month period. The Company is currently negotiating an extension with the Convertible Loan Holders. There are no guarantees these negotiations will be successful. The Company has accrued interest at May 31, 2010 and February 28, 2011,of $63,145 and $34,252.

Through February 28, 2011 a net revenue sharing bonus has not been paid as the University Lands have yet to yield net revenue.

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

Date: April 19, 2011